Form 10-Q
period 2026-03-31
Arxis, Inc.
filed 2026-05-28
CIK 2093536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number 001-43234

ARXIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	39-5113483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1332 Blue Hills Avenue, Bloomfield, Connecticut	06002
(Address of principal executive offices)	(Zip Code)

+(860) 243-7100

Registrant’s Telephone Number, Including Area Code

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	ARXS	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of Arxis, Inc.'s Class A common stock, par value $0.01 per share, was 69,657,950 as of May 1, 2026. The number of shares outstanding of Arxis, Inc.'s Class B common stock, par value $0.01 per share, was 340,676,783 as of May 1, 2026. The number of shares outstanding of Arxis, Inc.'s Class C common stock, par value $0.01 per share, was 0 as of May 1, 2026. The number of shares outstanding of Arxis, Inc.'s convertible common stock, par value $0.01 per share, was 1 as of May 1, 2026.

ARXIS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arxis

Condensed Combined Balance Sheets

(Unaudited, in thousands)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$238,918	$250,303
Accounts receivable, net	244,277	216,936
Contract assets	78,786	67,780
Inventories	325,995	315,604
Prepaid expenses and other current assets	55,978	57,058
Total current assets	943,954	907,681
Property, plant and equipment, net	408,334	397,929
Intangible assets, net	2,415,087	2,429,879
Goodwill	2,756,880	2,745,351
Operating lease right-of-use assets, net	64,840	64,651
Other assets	50,634	50,943
Total assets	$6,639,729	$6,596,434

Liabilities and members’ equity
Current liabilities:
Accounts payable	$58,029	$56,467
Contract liabilities, current	23,876	30,027
Operating lease liabilities, current	10,701	10,584
Debt, current	27,103	26,853
Accrued expenses and other current liabilities	135,458	163,230
Total current liabilities	255,167	287,161
Debt, noncurrent	2,625,392	2,606,459
Contract liabilities, noncurrent	1,414	1,414
Operating lease liabilities, noncurrent	54,121	53,798
Deferred tax liabilities	384,078	384,420
Other long-term liabilities	136,283	139,124
Total liabilities	3,456,455	3,472,376
Members’ equity	3,183,274	3,124,058
Total liabilities and members’ equity	$6,639,729	$6,596,434

See accompanying notes to the condensed combined financial statements.

Arxis

Condensed Combined Statements of Operations

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Revenue	$458,858	$380,079
Cost of revenue	224,015	217,168
Gross profit	234,843	162,911
Selling, general and administrative expenses	88,317	68,626
Amortization of intangible assets	36,023	34,080
Operating income	110,503	60,205
Interest expense, net	43,958	68,260
Other income, net	(2,467)	(1,229)
Net income (loss) before income taxes	69,012	(6,826)
Income tax expense (benefit)	15,703	(2,502)
Net income (loss)	$53,309	$(4,324)

See accompanying notes to the condensed combined financial statements.

Arxis

Condensed Combined Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$53,309	$(4,324)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(15,038)	17,987
Actuarial gains related to defined benefit pension plans	5	—
Other comprehensive (loss) income	(15,033)	17,987
Total comprehensive income, net of tax	$38,276	$13,663

See accompanying notes to the condensed combined financial statements.

Arxis

Condensed Combined Statements of Members’ Equity

(Unaudited, in thousands)

Members’ Equity
Balance as of December 31, 2025	$3,124,058
Net income	53,309
Other comprehensive loss	(15,033)
Issuance of members’ units	2,500
Settlement of notes receivable(a)	4,361
Contributions	11,344
Distributions	(307)
Share-based compensation expense	3,042
Balance as of March 31, 2026	$3,183,274

Members’ Equity
Balance as of December 31, 2024	$2,977,127
Net loss	(4,324)
Other comprehensive income	17,987
Issuance of notes receivable	(3,000)
Contributions	385,000
Distributions	(350,257)
Share-based compensation expense	2,330
Balance as of March 31, 2025	$3,024,863

(a)
Refer to “Note 16. Related Party Transactions” for further information on related party arrangements.

See accompanying notes to the condensed combined financial statements.

Arxis

Condensed Combined Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities:
Net income (loss)	$53,309	$(4,324)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51,528	48,994
Amortization of deferred financing cost and accretion of paid-in-kind interest	1,338	1,908
Amortization of inventory fair value adjustment	722	18,177
Loss (gain) on sale and disposal of assets	194	316
Share-based compensation expense	2,480	2,330
Interest rate hedges change in fair value	(725)	88
Deferred income taxes	68	(4,217)
Loss on extinguishment of debt	—	15,535
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(23,329)	(14,602)
Inventories	(5,528)	(15,831)
Prepaid expenses and other current assets	841	(29,566)
Accounts payable	2,057	(5,771)
Accrued expenses and other current liabilities	(27,526)	16,648
Contract assets and liabilities, net	(17,180)	(5,263)
All other assets and liabilities	(1,840)	(3,168)
Other operating activities, net	60	(492)
Net cash provided by (used in) operating activities	36,469	20,762

Cash flow from investing activities:
Capital expenditures	(11,703)	(8,795)
Proceeds from sale and disposal of assets, net of cash sold	21	—
Acquisition of businesses, net of cash acquired	(68,819)	(48,450)
Net cash used in investing activities	(80,501)	(57,245)

Cash flow from financing activities:
Proceeds from issuance of debt	25,000	2,692,000
Repayments of debt	(6,751)	(2,598,321)
Payments of debt financing fees	—	(38,907)
Issuance of related party notes receivable	—	(3,000)
Settlement of related party notes receivable(a)	4,361	1,500
Repayments of related party payables	—	(7,000)
Distributions	(307)	(350,257)
Contributions	11,344	385,000
Other financing activities, net	(145)	(521)
Net cash provided by financing activities	33,502	80,494
Effect of exchange rate changes on cash and cash equivalents	(855)	(2,065)
Net increase (decrease) in cash and cash equivalents	(11,385)	41,946
Cash and cash equivalents, beginning of the period	250,303	110,838
Cash and cash equivalents, end of the period	$238,918	$152,784
Supplemental schedule of non-cash investing and financing activities:
Settlement of related party notes receivable in exchange for membership units(a)	$18,748	$—
Rollover equity issued in connection with acquisition	2,500	—
Operating lease assets obtained in exchange for operating lease liabilities	2,309	10,849

(a) Refer to “Note 16. Related Party Transactions” for further information on related party arrangements.

See accompanying notes to the condensed combined financial statements.

Notes to Arxis Condensed Combined Financial Statements
(Unaudited, in thousands, except units and where explicitly stated)

Note 1. Organization and Nature of Operations

Organization and Description of Business

Arcline Engineered Polymer Topco, L.P., Hawkeye TopCo, L.P., Connector TopCo, L.P., and Ovation TopCo, L.P. and certain of their respective wholly-owned subsidiaries (collectively, “Arxis,” the “Arxis Businesses” or “Company”) design, manufacture, and sell highly engineered electronic and mechanical components primarily used in mission-critical applications.

Arcline Engineered Polymer Topco, L.P. and its wholly-owned subsidiaries operate as leading manufacturers of seals, gaskets, and metalized fabrics used primarily in aerospace and defense, medical device, and industrial products. Hawkeye TopCo, L.P., and its wholly-owned subsidiaries operate as leading manufacturers of electrical components used primarily in aerospace and defense, consumer electronics, and medical device products. Connector TopCo, L.P. and its wholly-owned subsidiaries operate as leading manufacturers of highly engineered electronic interconnect solutions used primarily in mission-critical applications in aerospace and defense, semiconductor, medical device, and commercial products. Ovation TopCo, L.P. and certain of its wholly-owned subsidiaries operate as leading manufacturers of mechanical components used primarily in aerospace and defense, medical and specialized industrial products. Collectively, the Company serves diverse end markets including defense and space, commercial aerospace, and industrial technology, and operates highly specialized manufacturing facilities globally, with a focus on domestic manufacturing.

Arxis, Inc. was incorporated as a Delaware corporation on October 3, 2025, for the purposes of effecting the reorganization transactions on April 16, 2026 as described below (the “Reorganization”). Prior to the Reorganization, Arxis, Inc. did not conduct any activities other than those incidental to its formation and the planning and execution of the Reorganization. On April 16, 2026, the Company completed the Reorganization, pursuant to which wholly owned merger subsidiaries of Arxis, Inc. merged with and into the Arxis Businesses, with the Arxis Businesses surviving. As a result, the Arxis Businesses are wholly owned by the Company as of April 16, 2026. Prior to April 16, 2026, the Arxis Businesses operated under common control. Unless otherwise indicated or the context otherwise requires, references in these financial statements to “Arxis,” or the “Company,” refer to (i) Arxis, Inc. and its subsidiaries after the Reorganization on April 16, 2026, and (ii) the Arxis Businesses for periods prior to the Reorganization. See "Note 17. Subsequent Events" for further details regarding the Reorganization.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed combined financial statements should be read in conjunction with the Company's audited combined financial statements and the related notes thereto included in the Company's prospectus filed with the SEC on April 16, 2026 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the Company's initial public offering (“IPO”) (the "Prospectus"). See "Note 17. Subsequent Events" for further details regarding the IPO. The December 31, 2025 Condensed Combined Balance Sheet was derived from the Company's audited combined financial statements.

The accompanying unaudited condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited condensed combined financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's condensed combined financial position, results of operations, and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of the results to be expected for the entire fiscal year.

The financial statements as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025 combine: (i) the consolidated financial statements of Arcline Engineered Polymer Topco, L.P., (ii) the consolidated financial statements of Hawkeye TopCo, L.P., (iii) the consolidated financial statements of Connector TopCo, L.P., and (iv) the financial statements of Ovation TopCo, L.P., which include only the operations and entities contributed to Arxis, Inc. and therefore do not represent the full consolidated results of Ovation TopCo, L.P. For each of the aforementioned consolidated financial statements, all significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the audited combined financial statements and related notes included in the Prospectus.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. Significant estimates and assumptions include those related to the carrying amount of property, plant and equipment, goodwill and other intangible assets, fair value of assets acquired, the allowance for credit losses, the valuation of inventories, income taxes, including valuation allowances on deferred tax assets, share-based compensation, assets and obligations related to employee benefits, environmental liabilities and other contingencies, and accounting for over-time contracts with customers.

Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances.

Revenue Recognition

The Company recognizes revenue using the five-step model prescribed in ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company generates revenue primarily from the design, manufacture, and sale of highly engineered electronic and mechanical components used in mission-critical, harsh-environment applications. Based on the Company’s production cycle, it is generally expected that goods related to the revenue will be manufactured, shipped and billed within twelve months of the customer purchase order. Revenue is recognized from the sale of products when obligations under the terms of the contract are satisfied, and control of promised goods has transferred to the customer. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods. Revenue is measured at the amount of consideration the Company expects to be paid in exchange for goods.

A majority of the Company’s revenue is recognized at a point in time. The Company typically sells electronic and mechanical components based on a customer purchase order, which generally includes a fixed price per unit. The Company satisfies the performance obligation generally upon shipment of the goods to the customer or delivery, depending on contractual terms, as this is when control transfers to the customer. The Company also provides repair, overhaul, and other service activities which are not material.

If a contract contains multiple performance obligations, the transaction price is allocated on a relative standalone selling price basis. Standalone selling price is determined using observable prices where available or estimated based on market conditions and internally approved pricing guidelines.

For certain contracts, revenue is recognized over time because control transfers continuously to the customer, or the products have no alternative use and contractual termination clauses entitle the Company to payment plus a reasonable profit for performance completed to date.

Progress toward completion is generally measured using the cost-to-cost method, which best depicts the transfer of control to the customer. We estimate the amount of revenue attributable to a contract earned at a given point based on certain costs plus the expected profit. Costs include direct labor, materials, subcontractor costs, and other allocable expenses. Estimates of total contract costs require judgment based on contract duration, availability of materials and labor, and technical risks. The Company performs reviews and reflects adjustments to revenue and margin in the period changes occur. These adjustments, as well as any provisions for anticipated losses, apply only to contracts recognized over time. Provisions for anticipated losses on contracts are recorded when identified. The Company does not currently expect changes in estimates and provisions for anticipated losses to materially affect revenue recognized, as the Company’s over time contracts are generally short in duration and cost-to-complete estimates are subject to a limited period of uncertainty.

Certain contracts include variable amounts such as award fees, incentive fees, penalties, or other adjustments. Variable consideration is included in the estimated transaction price when there is a basis to reasonably estimate the amount, including whether the estimate should be constrained based on determination of whether it is probable a significant reversal of revenue in a future period could occur. These estimates require judgment and consider historical performance, contractual terms, and expected outcomes.

Contract modifications are assessed to determine whether they create new, or change existing, enforceable rights and obligations. Modifications for goods or services that are not distinct are accounted for as part of the existing contract, with cumulative catch-up adjustments to revenue recorded as appropriate. Modifications for distinct goods or services are treated as separate contracts.

In the normal course of business, the Company does not accept product returns unless the items are defective as manufactured. In addition, the Company does not typically provide customers with the right to a refund. The Company establishes provisions for estimated returns due to defective products and warranties as required. Some products are covered by a standard assurance warranty, which promises that delivered products conform to contract specifications. The warranty periods typically extend for a limited duration following transfer of control of the product. The Company does not sell extended warranties and does not provide warranties outside of fixing defects that existed at the time of sale. As such, warranties are accounted for under ASC 460, Guarantees and not as a separate performance obligation.

Customers generally have payment terms between 30 and 60 days from the satisfaction of the performance obligations. The Company’s contracts with customers generally do not include significant financing components or non-cash consideration.

The Company has elected the following practical expedients and policy elections allowable under ASC 606:

•
The Company elected to exclude from its transaction price any amounts collected from customers for all sales taxes.
•
The Company elected to account for shipping and handling activities as fulfillment costs rather than as a separate performance obligation. Shipping and handling costs incurred are included within Cost of revenue. Amounts billed to a customer related to shipping and handling are included within Revenue.
•
The Company elected to not disclose remaining performance obligations with an original expected duration of one year or less.
•
The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset is one year or less.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs are recorded within Selling, general and administrative expenses and were not material for the three months ended March 31, 2026 and 2025.

Cash and Cash Equivalents

Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. The carrying amounts approximate fair value due to the high liquidity and short maturity of these instruments.

Accounts Receivable

The Company’s accounts receivable primarily consist of trade accounts receivable from third party customers. The amounts due are stated net of an allowance for credit losses. The allowance for credit losses is based on historical losses, current economic conditions, geographic considerations, and in some cases, evaluating specific customer accounts for risk of loss. All provisions for allowances for credit losses are included in Selling, general and administrative expenses.

Inventories

Inventory is reported at the lower of cost (using the first-in, first-out and weighted-average methods) or net realizable value. Net realizable value adjustments for slow-moving and obsolete inventories are provided based on current assessments about future product demand and production requirements.

Contract Assets and Contract Liabilities

The timing of revenue recognition may differ from the timing of customer invoicing and payments received. The Company’s contract assets include unbilled amounts, reflecting revenue recognized for performance obligations satisfied in advance of customer billings which arise from sales under contracts accounted for over time when the cost-to-cost method of revenue recognition is applied. As the right to payment is not solely subject to the passage of time, these amounts are classified as contract assets and are generally presented as current, as they are expected to be billed and collected within 12 months. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. Contract assets do not exceed their net realizable value.

The Company’s contract liabilities consist primarily of advance billings and payments received in excess of revenue recognized. We receive payments from customers based on the terms established in our contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when we expect to recognize such revenue.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is computed primarily on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are as follows: buildings from 15 to 40 years; leasehold improvements, the shorter of the lease term or the estimated useful life from one to 20 years; and machinery, equipment and furniture and fixtures from one to 15 years. At the time of retirement or disposal, the acquisition cost of the asset and related accumulated depreciation are eliminated, and any gain or loss is credited to or charged against operations. Maintenance and repairs are expensed as incurred; costs of major additions and betterments are capitalized.

Leases

The Company evaluates whether a contract contains a lease at the inception of such contract. Specifically, the Company considers whether it controls the underlying asset and has the right to obtain substantially all the economic benefits or outputs of the asset. At lease commencement, the Company records a lease liability and corresponding right-of-use (“ROU”) asset. Options to extend or terminate the lease are included as part of the ROU asset and lease liability when it is reasonably certain the Company will exercise the option.

Lease liabilities are recognized at commencement based on the present value of the unpaid lease payments over the lease term. The initial measurement of the ROU asset is equal to the total of the initial measurement of the lease liability, incremental costs to obtain the lease and prepaid lease payments, less any lease incentives received. The Company uses the discount rate implicit in a lease contract, if available. As most of the Company’s leases do not provide an implicit rate, the present value of the lease liability is determined using the Company’s incremental borrowing rate at lease commencement based on information available, including relevant industry rates.

Amortization of these ROU assets is included within either Cost of revenue or Selling, general and administrative expenses depending on the nature of the expense. Variable lease payments are recognized as lease expense in the period in which the obligation for those payments is incurred.

The Company elected to combine lease and non-lease components for its real estate leases. Non-lease components are generally services that the lessor performs for the Company associated with the leased asset. For leases with an initial term of twelve months or less, an ROU asset and lease liability are not recognized and lease expense is recognized on a straight-line basis over the lease term. The Company tests ROU assets whenever events or changes in circumstance indicate that the asset may be impaired.

Finite-Lived Intangible Assets

Intangible assets primarily represent acquired intangible assets including customer relationships, developed technology, trademarks, and patents. The Company amortizes finite-lived intangible assets on a straight-line basis over their estimated useful life, ranging from 5 to 30 years. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. If there is a change to the estimated useful life assumption for any asset, the remaining unamortized balance is amortized prospectively over the revised estimated useful life.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset or asset group to the carrying value of the asset or asset group. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairments of long-lived assets for the periods presented.

Business Combinations

The Company accounts for business combinations under ASC 805, Business Combinations, using the acquisition method of accounting to allocate costs of acquired businesses to the identifiable assets acquired (including intangible assets) and liabilities assumed based on their estimated fair values at the dates of acquisition. The total purchase consideration is generally measured as the fair value of the cash or non-cash assets transferred and equity instruments issued at the acquisition date. The Company recognizes goodwill if the fair value of the total purchase consideration is in excess of the fair value of the identifiable assets acquired net of liabilities assumed. The valuations of the assets acquired and liabilities assumed will impact future operating results. Determining the fair value of assets acquired and liabilities assumed requires judgment and often involves the use of estimates and assumptions which may be significant, including assumptions with respect to future cash inflows and outflows, revenue growth rates and EBITDA margins, discount rates, and market multiples, among other items. We determine the fair values of assets acquired and liabilities assumed generally in consultation with third-party valuation advisors.

Fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in our financial statements from the effective date of the merger or acquisition. Costs incurred by the Company that are directly attributable to the acquisition are expensed within Selling, general and administrative expenses.

Goodwill and Other Intangible Assets

The Company does not amortize goodwill or intangible assets that are deemed to have indefinite useful lives. The Company reviews these assets at least annually for impairment, on the first day of the fourth quarter. Additionally, these assets are also reviewed for possible impairment whenever changes in circumstances indicate that the fair value of a reporting unit is more likely than not below its carrying value.

The Company first assesses qualitative factors to determine whether events and circumstances indicate that it is necessary to perform a quantitative impairment test. In the quantitative impairment test, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Fair value of the reporting unit is determined using an income or market approach based on estimates of cash flows for each reporting unit, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. No impairment charge was recorded for the periods presented.

Debt

Debt is classified as current or noncurrent based on the maturity of the Company’s financing arrangements. Long-term debt balances are reported net of debt issuance costs, which represent legal and other direct costs related to the Company’s debt. Debt issuance costs on the Company’s term loans are amortized to interest expense using the effective interest method through maturity date of the instrument. Debt issuance costs associated with the Company’s revolving credit facilities and delayed draw term loans are classified as an asset within Other assets, and are amortized to interest expense ratably over the contractual term of the underlying instrument.

Fair Value Measurements and Financial Instruments

The Company measures certain assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and a fair value hierarchy based on the observability of inputs. The fair value hierarchy is as follows: Level 1 – Quoted prices for identical assets or liabilities in active markets; Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be derived from or corroborated by observable market data or by correlation or other means; and Level 3 – Significant unobservable inputs that reflect the Company’s best estimate of fair value from the perspective of a market participant.

The Company’s financial instruments that are not remeasured at fair value include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt. The carrying values of these financial instruments materially approximate their fair values.

Interest Rate Hedges

The Company uses interest rate hedging instruments (caps or collars) to limit exposure to variability in cash flows on certain floating-rate debt instruments should interest rates rise above a certain level. Interest rate hedges have been designated by the Company as an economic hedge rather than an accounting hedge. Interest rate hedges are recognized at fair value every reporting period and the current portion of the interest rate hedges is included within Prepaid expenses and other current assets or Accrued expenses and other current liabilities and the non-current portion of interest rate hedges is included within Other assets or Other long-term liabilities. The changes in the fair value of the interest rate hedges are reported as a component of Interest expense, net. Fair value of the interest rate hedges is calculated using Level 2 inputs. See “Note 11. Debt” for further information.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The carrying amounts of these items, as well as trade accounts payable, approximate fair value due to the short-term maturity of these instruments.

The Company maintains its cash in bank accounts that, at times, exceeds federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk regarding cash. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers composing the Company’s customer base. As of March 31, 2026 and December 31, 2025, no individual customer accounted for more than 10% of accounts receivable. For the three months ended March 31, 2026 and 2025, no individual customer accounted for more than 10% of revenue.

Income Taxes

The Company prepared the combined tax provision for these condensed combined financial statements based on the individual tax attributes of Arcline Engineered Polymer Topco, L.P., Hawkeye TopCo, L.P., Connector TopCo, L.P., and Ovation TopCo, L.P. and certain of their respective wholly-owned subsidiaries. The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. The Company updates its estimated annual effective tax rate each quarter and records a year-to-date adjustment to the income tax provision. The estimated annual effective tax rate may change in subsequent periods.

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as for operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company evaluates the realizability of deferred tax assets on a quarterly basis. A valuation allowance is recorded to reduce deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.The Company assesses all available positive and negative evidence, including historical income and losses, estimated future income and loss, reversal of existing temporary differences, and tax planning strategies. The valuation allowance assessment is based on the Company's best estimate of future results considering all available information.

The Company records a benefit for uncertain tax positions in the financial statements only when it determines it is more likely than not that such a position will be sustained upon examination by taxing authorities based on the technical merits of the position. Unrecognized tax benefits represent the difference between the position taken in the tax return and the benefit reflected in the financial statements. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), including certain receivables due from related parties, where recourse exists to the equity interests of the executive.

Equity-classified awards are measured at grant date fair value and are not subsequently remeasured. Compensation cost for equity-classified awards is recognized over the requisite service period for time-based awards and when the applicable performance condition is considered probable of achievement for performance-based awards.

Liability-classified awards are initially measured at fair value on the grant date and subsequently remeasured at fair value at each reporting date until settlement. Compensation cost for liability-classified performance-based awards is recognized when the applicable performance condition is considered probable of achievement, for awards that are probable to vest. When the performance condition is event based, the Company generally does not determine the performance condition is probable until such event occurs. Once vested, changes in fair value are recognized immediately in compensation expense until settlement.

The fair value of each award is estimated on the date of grant using an Option Pricing Methodology, under a risk neutral framework. Liability-classified awards are remeasured at fair value at each reporting date using the same valuation methodology. A number of assumptions are used to determine the fair value of awards granted. These include expected term, dividend yield, volatility of the awards and the risk-free interest rate. The Company has classified share-based compensation within Selling, general and administrative expenses to correspond with the classification of employees that receive awards. Award forfeitures are accounted for as incurred at the time of the forfeiture.

See “Note 14. Members’ Equity” for further information.

Employee Benefit Plans

The Company accounts for its defined benefit pension plan and supplemental retirement plan by recognizing the overfunded or underfunded status of the plan, calculated as the difference between the plan assets and the projected benefit obligation, as an asset or liability on the balance sheet, with changes in the funded status recognized in comprehensive income (loss) in the year in which they occur. Vested benefit obligations are determined based on the present value of vested benefits to which an employee is currently entitled based on his or her expected date of separation or retirement.

Expenses and liabilities associated with the plan are determined based upon actuarial valuations. Integral to the actuarial valuations are a variety of assumptions including expected return on plan assets and discount rate. The Company regularly reviews these assumptions, which are updated as of the December 31 measurement date. Differences between actual results and assumptions are recognized in other comprehensive income (loss) and subsequently recognized in earnings over the future or remaining service period, as applicable, which impacts pension expense in future periods.

Loss Contingencies

The Company is subject to environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. When the Company becomes aware of environmental risk, it performs a site study to ascertain the potential magnitude of contamination and the estimated cost of investigation and remediation. The Company is also subject to various legal proceedings that arise in the ordinary course of business, including product liability matters and commercial commitments primarily relating to the guarantee of future performance on certain contracts. Environmental costs, product liability matters, and commercial commitments are accrued when it is probable that a liability has been incurred, and the amount can be reasonably estimated. If there is any change in the cost and/or timing of investigation and the remediation, the accrual is adjusted accordingly.

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

See “Note 12. Commitments and Contingencies” for further information.

Foreign Currency Translation

The Company has certain operations outside the United States that prepare financial statements in currencies other than the U.S. dollar. For these operations, results of operations and cash flows are translated using the average exchange rate throughout the period. Assets and liabilities are generally translated using end of period rates. The gains and losses associated with these translation adjustments are included as a component of Members’ equity.

Gains and losses resulting from foreign currency transactions are included within Other income, net.

Recent Accounting Pronouncements Yet to be Adopted

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." The amendments in this ASU clarify interim disclosure requirements and their applicability. This ASU results in a comprehensive list of interim disclosures that are required by GAAP. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Disaggregation of Income Statement Expenses,” which requires additional disclosures of certain amounts included in the expense captions presented on a company’s income statement as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.

Note 3. Business Combinations

Micro-Tronics

On January 5, 2026, the Company acquired 100% equity interest in Micro-Tronics, Inc. (“Micro-Tronics”), a leading provider of engineered, mission-critical elastomeric and metallic components for commercial aerospace and defense applications. The acquisition expands the Company's product line into adjacent and overlapping capabilities, including elastomeric diaphragm seals and assemblies to high-precision electrical discharge machined components. The total consideration of $71,609 is preliminary and subject to the resolution of customary closing adjustments which have not yet been finalized. The acquisition was funded by $25,000 of proceeds from a draw on the 2025 DDTL (as defined below in "Note 11. Debt") and cash on hand.

The preliminary purchase price allocation to the underlying assets acquired and liabilities assumed based on their fair values as of the acquisition date consisted of total assets acquired of $74,969, including intangible assets of $26,400, goodwill of $17,775, property, plant, and equipment of $16,288 and all other current and non-current assets of $14,506, with assumed total liabilities of $3,360. Goodwill was primarily attributable to synergies and economies of scale expected from combining the operations of the Company and Micro-Tronics. Substantially all of the goodwill is expected to be deductible for tax purposes, subject to finalization of the purchase price allocation.

Oldham Seals Group Limited

On June 27, 2025, the Company acquired 100% equity interest in Oldham Seals Group Limited (“Oldham”), a Chichester, England based company that designs and manufactures highly engineered elastomeric and polymer products for the naval and civilian shipping, oil and gas and traction industries. The total consideration consisted of $115,099 of cash and $331 of deferred consideration. The acquisition was funded by $92,000 of proceeds from the issuance of debt from the Company’s existing debt instruments and cash on hand.

The purchase price allocation to the underlying assets acquired and liabilities assumed based on their fair values as of the acquisition date consisted of total assets acquired of $135,222, including goodwill of $58,586, intangible assets of $54,532, cash and cash equivalents of $10,690, property, plant and equipment of $4,842, and all other current and non-current assets of $6,572, with assumed total liabilities of $19,792, which includes deferred tax liabilities of $14,924. Goodwill was primarily attributable to synergies and economies of scale expected from combining the operations of the Company and Oldham. Goodwill is not deductible for tax purposes.

Spira Manufacturing Corporation

On January 8, 2025, the Company acquired 100% equity interest in Spira Manufacturing Corporation (“Spira”), which specializes in custom manufacturing of electromagnetic interference and radio-frequency interference shielding gaskets and products. The total consideration consisted of $49,916 of cash and $551 of deferred consideration. The acquisition was funded by $42,000 of proceeds from the issuance of debt from the Company’s existing debt instruments and cash on hand. As of March 31, 2026, all deferred consideration was paid.

The purchase price allocation to the underlying assets acquired and liabilities assumed based on their fair values as of the acquisition date consisted of total assets acquired of $60,757, including goodwill of $27,933, intangible assets of $21,700, property, plant, and equipment of $2,635 and all other current and non-current assets of $8,489, with assumed total liabilities of $10,290 which includes deferred tax liabilities of $5,658. Goodwill was primarily attributable to synergies and economies of scale expected from combining the operations of the Company and Spira. Goodwill is not deductible for tax purposes.

Pro forma revenue and net income have not been presented for Micro-Tronics, Oldham, and Spira because the financial results are, individually and in the aggregate, not material to the condensed combined financial statements in any period presented.

Note 4. Revenue

The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either at a point in time or over time. Additionally, the Company disaggregates revenue based on the end market where products and services are transferred to the customer. The Company’s principal operating segments and related revenue are discussed in “Note 5. Segment Information.”

Disaggregation of Revenue

Disaggregated revenue satisﬁed at a point in time and over time was as follows:

	Three Months Ended March 31,
	2026	2025
Electronic Components
Satisﬁed at a point in time	$142,371	$121,354
Satisﬁed over time	58,898	48,475
Mechanical Components
Satisﬁed at a point in time	218,461	176,945
Satisﬁed over time	39,128	33,305
Total revenue	$458,858	$380,079

Disaggregated revenue by end market was as follows:

	Three Months Ended March 31,
	2026	2025
Electronic Components
Defense and space	$128,211	$110,163
Commercial aerospace	4,269	3,309
Industrial technology	68,789	56,357
Mechanical Components
Defense and space	79,085	55,555
Commercial aerospace	101,200	86,238
Industrial technology	77,304	68,457
Total revenue	$458,858	$380,079

Contract Balances

Contract assets and contract liabilities were as follows:

	March 31, 2026	December 31, 2025
Contract assets, current	$78,786	$67,780
Contract liabilities, current	(23,876)	(30,027)
Contract liabilities, noncurrent	(1,414)	(1,414)
Total contract liabilities	(25,290)	(31,441)
Net contract assets	$53,496	$36,339

Contract assets increased primarily due to new contract awards and timing of work performed resulting in progress toward completion and revenue recognition. This increase was partially offset by progress and contractual billings that reduced previously recognized contract asset balances. Contract liabilities decreased primarily as a result of revenue recognized upon completion of performance obligations, including the achievement of contractual milestones and fulfillment of orders during the period. This decrease was partially offset by advance payments received on new and existing contracts. For the three months ended March 31, 2026 and 2025, revenue recognized from contract liabilities at the beginning of the period was $8,839 and $8,886, respectively.

Note 5. Segment Information

The Company has two reportable segments, Electronic Components and Mechanical Components. The Company’s segment reporting structure is consistent with how the CODM reviews the business, makes investing and resource decisions, and assesses operating performance.

The Company’s CODM is its Chief Executive Officer. The CODM evaluates the performance of the segments and allocates resources to them based on segment adjusted earnings before interest, taxes, depreciation and amortization adjusted for other non-cash or non-recurring items (“Segment Adjusted EBITDA”) that management believes are not reflective of the Company’s ongoing core operations.

Information on the Company’s two reportable segments, Electronic Components and Mechanical Components, was as follows:

	Three Months Ended March 31, 2026
	Electronic Components	Mechanical Components	Total
Revenue	$201,269	$257,589	$458,858
Segment cost of revenue(1)	91,957	119,659	211,616
Segment selling, general and administrative expenses(2)	25,042	42,103	67,145
Other segment items(3)	(1,873)	(971)	(2,844)
Segment Adjusted EBITDA	$86,143	$96,798	$182,941

	Three Months Ended March 31, 2025
	Electronic Components	Mechanical Components	Total
Revenue	$169,829	$210,250	$380,079
Segment cost of revenue(1)	79,058	108,700	187,758
Segment selling, general and administrative expenses(2)	21,079	38,347	59,426
Other segment items(3)	(90)	(1,140)	(1,230)
Segment Adjusted EBITDA	$69,782	$64,343	$134,125

(1)
Represents cost of revenue adjusted to exclude depreciation and amortization.
(2)
Represents selling, general and administrative expenses adjusted to exclude depreciation, transaction and other deal related expenses, acquisition and integration costs, restructuring related costs and non-cash share-based compensation expense.
(3)
Represents other income and expense adjustments that are non-recurring, non-operational, or not reflective of core performance, such as loss on disposal of assets, foreign currency gains and losses and non-operational pension impacts.

The following table provides a reconciliation of Segment Adjusted EBITDA to Net income (loss) before income taxes for the periods presented:

	Three Months Ended March 31,
	2026	2025
Segment Adjusted EBITDA	$182,941	$134,125
Less:
Corporate costs	7,746	—
Interest expense, net	43,958	68,260
Depreciation and amortization	51,528	48,994
Acquisition and integration costs	722	18,749
Restructuring costs	270	1,737
Transaction and other deal related expenses	7,225	881
Share-based compensation expense	2,480	2,330
Net income (loss) before income taxes	$69,012	$(6,826)

Total assets by reportable segment were as follows:

	March 31, 2026	December 31, 2025
Electronic Components	$3,081,821	$3,059,230
Mechanical Components	3,557,908	3,537,204
Total assets	$6,639,729	$6,596,434

Capital expenditures by reportable segment were as follows:

	Three Months Ended March 31,
	2026	2025
Electronic Components	$3,950	$2,094
Mechanical Components	7,753	6,701
Total capital expenditures	$11,703	$8,795

Note 6. Accounts Receivable

Accounts receivable, net consisted of the following:

	March 31, 2026	December 31, 2025
Trade receivables	$247,180	$219,870
Less: allowance for credit losses	(2,903)	(2,934)
Accounts receivable, net	$244,277	$216,936

Note 7. Inventories

Inventories consisted of the following:

	March 31, 2026	December 31, 2025
Raw material	$123,171	$121,609
Work-in-progress	126,689	120,333
Finished goods	76,135	73,662
Inventories	$325,995	$315,604

Note 8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Land	$66,760	$63,336
Building	124,163	109,479
Leasehold improvements	34,867	38,658
Machinery, equipment and furniture and fixtures	293,321	284,833
Construction in progress	22,272	22,321
Property, plant and equipment, gross	541,383	518,627
Less: accumulated depreciation	(133,049)	(120,698)
Property, plant and equipment, net	$408,334	$397,929

Depreciation expense was $15,505 and $14,914 for the three months ended March 31, 2026 and 2025, respectively.

Note 9. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill by reportable segment were as follows:

	Electronic Components	Mechanical Components	Total
Balance as of December 31, 2025	$1,307,611	$1,437,740	$2,745,351
Additions	—	17,775	17,775
Foreign currency translation	(548)	(5,698)	(6,246)
Balance as of March 31, 2026	$1,307,063	$1,449,817	$2,756,880

Intangible Assets

Intangible assets consisted of the following:

	March 31, 2026
	Weighted- Average Remaining Useful Lives (in years)	Gross Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists / relationships	20	$2,120,784	$(297,837)	$1,822,947
Patents and technology	16	401,275	(48,899)	352,376
Trademarks / trade names	14	252,902	(49,938)	202,964
Total amortized intangible assets		2,774,961	(396,674)	2,378,287
Indefinite-lived intangible assets:
Trademarks / trade names		36,800	—	36,800
Total intangible assets		$2,811,761	$(396,674)	$2,415,087

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists / relationships	$2,107,860	$(273,349)	$1,834,511
Patents and technology	395,546	(42,416)	353,130
Trademarks / trade names	250,873	(45,435)	205,438
Total amortized intangible assets	2,754,279	(361,200)	2,393,079
Indefinite-lived intangible assets:
Trademarks / trade names	36,800	—	36,800
Total intangible assets	$2,791,079	$(361,200)	$2,429,879

Amortization expense for amortized intangible assets was $36,023 and $34,080 for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, estimated amortization expense for amortized intangible assets for the next five years and thereafter was as follows:

Years Ending December 31:	Amount
Remaining portion of 2026	$107,994
2027	143,665
2028	143,565
2029	143,454
2030	142,123
Thereafter	1,697,486
Total expected future amortization expense	$2,378,287

Note 10. Balance Sheet Components

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid expenses	$22,231	$20,821
Other current assets	33,747	36,237
Prepaid expenses and other current assets	$55,978	$57,058

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued compensation and benefits	$59,145	$79,488
Accrued tax liabilities	18,194	17,978
Accrued professional fees	16,027	12,285
Accrued interest	1,126	16,874
Other	40,966	36,605
Accrued expenses and other current liabilities	$135,458	$163,230

Note 11. Debt

Debt consisted of the following:

	Maturities	Effective Interest Rates	March 31, 2026	December 31, 2025
Notes Payable	2031	8.0%	$836	$836
2025 Term Loan	2032	6.5%	2,630,126	2,636,755
2025 DDTL	2032	6.1%	48,758	23,880
Total debt			2,679,720	2,661,471
Less: Unamortized deferred financing costs			(27,225)	(28,159)
Less: Current maturities			(27,103)	(26,853)
Total Debt, noncurrent			$2,625,392	$2,606,459

The following table of future payments reflects the contractual annual amounts due on all outstanding debt:

Year Ending December 31,	Amount
Remaining portion of 2026	$20,324
2027	27,119
2028	27,130
2029	27,141
2030	27,154
Thereafter	2,550,852
Total expected future payments	$2,679,720

2025 Credit Agreement

On February 26, 2025, the Company entered into a credit agreement (the “2025 Credit Agreement”) with the Arxis Businesses as co-borrowers. The 2025 Credit Agreement includes a senior secured term loan of $2,650,000 with a maturity date of February 26, 2032 (the “2025 Term Loan”), a senior secured revolving credit facility with a borrowing capacity of $400,000 with a maturity date of February 26, 2030 (the “2025 Revolver”), and a delayed draw term loan with commitments of $250,000 with a maturity date of February 26, 2032 (the “2025 DDTL”). The 2025 Credit Agreement includes a $65,000 letter of credit sublimit and a $100,000 swingline sublimit. The Company capitalized debt issuance costs of $38,907 in connection with the issuance. The Company may draw on the 2025 DDTL until February 26, 2027.

The proceeds from the 2025 Term Loan were used to repay all outstanding instruments under the Company’s prior credit facilities. As a result of the extinguishment of such debt, the Company recorded a loss on extinguishment of $15,535, which is included within Interest expense, net in the Condensed Combined Statements of Operations for the three months ended March 31, 2025.

As of March 31, 2026, there was no outstanding balance on the 2025 Revolver and $3,716 letters of credit were utilized, resulting in an available borrowing capacity of $396,284 on the 2025 Revolver. As of March 31, 2026, the Company had borrowed $49,000 against the 2025 DDTL. As of December 31, 2025, there was no outstanding balance on the 2025 Revolver and the Company had borrowed $24,000 against the 2025 DDTL.

Commitment Fees

The Company is subject to commitment fees, payable quarterly in arrears, on the unused portion of its revolving credit commitments and the undrawn capacity on its delayed draw term loan. Commitment fees were not material for the three months ended March 31, 2026 and 2025, and are included within Interest expense, net in the Condensed Combined Statements of Operations.

Interest Rate Hedges

In April 2025, the Company entered into interest rate collar arrangements as an economic hedge to a portion of the Company’s outstanding debt. The collars have a cap rate of 5.0% and floor rates ranging from 1.9% to 2.5%. As of March 31, 2026 and December 31, 2025, the notional amount of the interest rate collars was $1,788,000 and $1,791,000, respectively. The interest rate collars terminate in December 2028.

The fair value as of March 31, 2026 and December 31, 2025 was $1,749 and $2,474, respectively, which is included within Other long-term liabilities on the Condensed Combined Balance Sheets. For the three months ended March 31, 2026, the Company recorded a gain of $725, due to the change in fair value of the interest rate collars, which is included within Interest expense, net in the Condensed Combined Statements of Operations.

Note 12. Commitments and Contingencies

Asset Retirement Obligations

The Company has asset retirement obligations (“AROs”) that are conditional upon certain events.

These AROs generally include the removal and disposition of non-friable asbestos. The facilities that contain non-friable asbestos are generally maintained in place, and under applicable environmental and workplace safety requirements, removal and disposal is generally required only if these materials are disturbed in connection with a major renovation, demolition, or other disposal activity, or if conditions otherwise require abatement under applicable law. The Company has not recorded a liability as of March 31, 2026, because the Company has no current plans for activities that would trigger disturbance and does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacements, and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion. The Company will continue to evaluate these conditional obligations each reporting period and will record a liability when the fair value becomes reasonably estimable, including when the timing of settlement becomes reasonably estimable.

Additionally, the Company leases various properties under contracts that give the lessor the right to make the determination as to whether the lessee must return the premises to their original condition, except for normal wear and tear. The Company does not normally make substantial modifications to leased property, and many of the Company's leases either require lessor approval of planned improvements or transfer ownership of such improvements to the lessor at the termination of the lease. Historically the Company has not incurred significant costs to return leased premises to their original condition.

Environmental Costs

The Company has certain liabilities associated with potential obligations to perform environmental remediation. As of March 31, 2026 and December 31, 2025, the accruals related to these obligations were $51,336 and $51,291, respectively, and are included within Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Combined Balance Sheets.

Moosup

The Company has certain obligations related to a former manufacturing facility in Moosup, Connecticut, that was sold to TD Development, LLC ("TD") in 2014. At the time of sale, TD assumed contractual and statutory responsibility for the environmental investigation and remediation work required at this site (subject to a cost-sharing arrangement). In September 2021, TD’s principal filed for personal bankruptcy protection, and during the course of that bankruptcy proceeding, the Company has learned that neither TD nor its principal is expected to have the means to undertake the investigation, remediation and abatement of the site. The Company has filed an objection to the issuance of a discharge in the bankruptcy proceeding.

In 2024, a settlement agreement with TD and related parties was signed, which provided the Company access to its former facility to update the environmental condition assessment of the property and remaining remediation efforts required, formalize the Company's oversight of the investigation and remediation activities with the Connecticut Department of Energy and Environmental Protection (“CDEEP”) and enable such investigation and remediation to be performed to commercial/industrial standard rather than the more stringent residential standard. Under this settlement agreement, the Company will undertake the investigation, remediation and abatement of the site, with a modest contribution from TD’s principal. The Company engaged an environmental consultant to gather the appropriate data to calculate a range for the potential environmental obligation. The environmental consultant provided an estimate of the costs that are likely to be incurred in connection with these environmental investigation and remediation activities.

As of March 31, 2026 and December 31, 2025, $45,008 and $45,015, respectively, is accrued for these environmental investigation and remediation activities in Other long-term liabilities. The aggregate undiscounted amount has been accrued because it represents the Company’s best estimate of the cost, but the timing of payments is not considered to be fixed and reliably determinable. There can be no assurance that this matter would not have an adverse impact on our business, financial condition, results of operations and/or cash flows.

Bloomfield

The Company has the responsibility for environmental investigation and remediation at its Bloomfield campus as may be required under the Connecticut Transfer Act and other environmental laws and it continues the effort to define the scope of the remediation that will be required by the CDEEP. This investigation and remediation process will take many years to complete.

As of March 31, 2026 and December 31, 2025, the Company had $5,065 and $5,003, respectively, accrued for these environmental investigation and remediation activities, a portion of which is included in Accrued expenses and other current liabilities and the remaining balance is included in Other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time. The following represents estimated future payments for the undiscounted environmental investigation and remediation liability related to the Bloomfield campus as of March 31, 2026:

Year Ending December 31,	Amount
Remaining portion of 2026	$249
2027	195
2028	288
2029	464
2030	75
Thereafter	3,794
Total	$5,065

Other Matters

The Company is subject to commercial matters and legal proceedings and claims that arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, the Company does not have any knowledge of any such matters that would have a material adverse effect to the condensed combined financial statements, except as disclosed below.

Commercial Commitments

In November 2024, a manufacturing business in Jacksonville, Florida (the “Jacksonville Business”) that is not part of the Arxis Businesses, was divested to a third party. Following the divestiture, the Company remained a guarantor of certain performance obligations arising under a long-term customer contract to which the Jacksonville Business is a party, pursuant to a guarantee agreement between the Company and such customer that predates the divestiture. The term of the contract covered by the guarantee ends in December 2028 and the approximate value of the contract over the remaining term is $30,000. There is no limitation to the maximum potential future liabilities under this guarantee; however, the Company has a right to indemnification from the Jacksonville Business against such losses that may arise from any failure of the Jacksonville Business to perform under the contract. Such indemnification right includes a monetary cap of $10,000, subject to customary exceptions. The Company may also have other rights or claims, at law or in equity, in connection with any failure by the Jacksonville Business to perform under the contract.

The customer has notified the Company of concerns regarding performance of the contract by the Jacksonville Business and alleged that it has incurred damages related to non-performance of the contract to date. The customer has requested that the Company fulfill its obligations under the guarantee. The Company has accrued $9,000 as of March 31, 2026 and December 31, 2025.

As a response, in January 2026, the Company commenced litigation to seek to cause the Jacksonville Business to perform the contract. Should the customer and the Jacksonville Business not resolve their dispute regarding the contract directly or should the Company be unsuccessful in causing the Jacksonville Business to perform the contract, the Company may incur a loss in respect to this matter pursuant to the guarantee. For the three months ended March 31, 2026, there were no adjustments made to the condensed combined financial statements with respect to this matter.

The Company may incur an additional loss in excess of the amount accrued, but no such loss is estimable at this time due to, among other things, the fact that the dispute raises difficult legal and factual issues and is subject to many uncertainties and complexities. Separately, as discussed above, insofar as any such amounts are asserted against the Company pursuant to the terms of the guarantee, the Company intends to exercise all of its rights and remedies against the Jacksonville Business in respect thereof, including seeking indemnification and pursuing any potential remedies. Any proceeds received will not be recognized until realization and could be in a reporting period subsequent to the period in which any loss in respect of the guarantee is probable and estimable.

K-Max Legal Contingency

The Company has certain liabilities related to a helicopter crash where the helicopter utilized the Company’s K-Max blades. The Company is named in litigation seeking damages for loss of property and business interruption.

The Company has accrued $17,388 representing the Company’s estimate of probable loss associated with the loss of property and business interruption portion of the case, which was included within Other long-term liabilities as of March 31, 2026 and December 31, 2025. The Company, in coordination with insurance, estimates that a portion of the liability on the loss of property and business interruption portion of the case will fall within insurance coverage amounts. Accordingly, the Company recognized a receivable for the amount estimated to be recoverable through insurance related to the business interruption claims of $7,779, which was included within Other assets as of March 31, 2026 and December 31, 2025. As of March 31, 2026, the Company had not recorded any changes in the estimates associated with these claims.

The claims related to loss of property and business interruption proceeded to trial and there was a verdict awarding $22,000 to the plaintiff. Additional pre-judgment and post-judgment interest will apply. The jury found there was no design defect in the K-Max blades. The Company, along with the insurance carriers, has appealed the verdict. The Company estimates that resolution of this matter is not expected to occur within twelve months of March 31, 2026.

Other than the above matters, the Company is not involved in any pending, material legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Note 13. Income Taxes

The Company's effective income tax rate was 22.8% for the three months ended March 31, 2026, compared to 36.7% for the three months ended March 31, 2025. The change in the effective tax rate was primarily driven by significantly higher pre-tax book income and changes in the mix of earnings and losses across jurisdictions in 2026.

The effective tax rates for the three months ended March 31, 2026 and 2025 differed from the U.S. federal statutory tax rate of 21% primarily due to the mix of earnings and losses across jurisdictions subject to different tax rates, nontaxable income from flow-through entities, and the impact of valuation allowances on deferred tax assets.

Given current earnings and the Reorganization, it is reasonably possible that within the next twelve months sufficient sources of income may become available to support the release of a portion of the valuation allowance. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

Note 14. Members’ Equity

As of March 31, 2026 and December 31, 2025, the Company’s outstanding units consisted of Class A-1 Units and Class A-2 Units (collectively, “Class A Units”), Class B Units (incentive units), and Growth Participation Units and Value Creation Bonus Units (equivalent Class B Units) of Arcline Engineered Polymer Topco, L.P., Hawkeye TopCo, L.P., Connector TopCo, L.P., and Ovation TopCo, L.P. Class A Units are considered preferred units and have one vote per unit. In the event of distributions, liquidation, dissolution or winding up of the Company, the holders of Class A Units have preference to any distribution over the holders of any other units whereby the Class A Unit holders are entitled to receive an amount equal to their original investments.

As of March 31, 2026 and December 31, 2025, there were 270,898,752 and 270,876,675 Class A Units outstanding, respectively.

The Company has authorized 30,082,753 Class B Units for issuance under its share-based arrangements, as defined below. As of March 31, 2026 and December 31, 2025, 21,633,187 and 23,726,763 Class B Units, respectively, have been awarded under the Company’s share-based arrangements.

Share-Based Arrangements

Management Equity Plans

Arcline Engineered Polymer Topco, L.P., Hawkeye TopCo, L.P., Connector TopCo, L.P., and Ovation TopCo, L.P. established Management Equity Plans (the “ME Plans”) under which the Board of Directors of each entity’s plan had the authority to grant Management Incentive Units (“MIUs”). The ME Plans were established to provide the participants incentive compensation via an equity award of Class B Units. The awards are intended to be “profits interests” under IRS regulations.

As of March 31, 2026, there was approximately $22,623 of unrecognized compensation expense related to non-vested time-based vesting MIUs expected to vest, which is expected to be recognized over a weighted-average period of 2.8 years. As of March 31, 2026, there was approximately $36,114 of total unrecognized compensation expense related to non-vested performance-based vesting MIUs.

Growth Participation Plans

Arcline Engineered Polymer Topco, L.P., Hawkeye TopCo, L.P., Connector TopCo, L.P., and Ovation TopCo, L.P. established the Growth Participation Plans under which the Board of Directors of each entity had the authority to grant Growth Participation Units (“GPUs”) to employees. Compensation cost is only recognized when it is probable that the vesting conditions will be met. No compensation expense has been recognized for the three months ended March 31, 2026 and 2025.

The unrecognized compensation expense related to the GPUs as of March 31, 2026 was $138,808.

Value Creation Bonus Plan

Ovation TopCo, L.P. established the Value Creation Bonus (“VCB”) Plan under which the Board of Directors had the authority to grant VCB units to employees. Compensation cost is only recognized when it is probable that the vesting conditions will be met. No compensation expense has been recognized for the three months ended March 31, 2026 and 2025.

The unrecognized compensation expense related to the VCB units as of March 31, 2026 was $7,081.

Note 15. Employee Retirement Plans

Pension Plans

The Company sponsors certain defined benefit pension plans. Certain of these defined benefit pension plans are non-contributory and frozen and therefore no additional service costs are incurred for those plans. Other defined benefit pension plans maintained by the Company’s operating subsidiaries continue to accrue benefits for eligible participants in accordance with the respective plan provisions. Net periodic pension (income) cost was not material for the three months ended March 31, 2026 and 2025.

There were no contributions made to the Company’s defined benefit pension plans during the three months ended March 31, 2026 and 2025 and there are no contributions expected to be made during the remainder of 2026.

Deferred Compensation Plans

The Company maintains a non-qualified deferred compensation plan for certain of its employees. Generally, participants have the ability to defer a certain amount of their compensation, as defined in the agreement. The deferred compensation liability will be paid out either upon retirement or as requested based upon certain terms in the agreements and in accordance with Internal Revenue Code Section 409A. The Company holds investments in company-owned life insurance policies which are recorded at cash surrender value (Level 2). The investments are included in Other assets on the Condensed Combined Balance Sheets and were $32,643 and $32,728, as of March 31, 2026 and December 31, 2025, respectively. The liabilities under this plan were $2,566 and $2,566, which are included in Accrued expenses and other current liabilities, and $14,785 and $16,490, which are included in Other long-term liabilities on the Condensed Combined Balance Sheets, as of March 31, 2026 and December 31, 2025, respectively.

Defined Contribution Plans

The Company sponsors defined contribution plans covering substantially all eligible employees. The plans permit participants to make elective deferrals, with the Company providing matching contributions. Company contributions vary depending on the date of hire, with the majority of employees eligible for employer matching on a portion of their contributions. Employer contributions to the defined contribution plans were approximately $3,460 and $3,783 for the three months ended March 31, 2026 and 2025, respectively.

Note 16. Related Party Transactions

Consulting and Advisory Agreement

The Company has an advisory and consulting services agreement with Arcline Arxis Advisory I, L.P., an affiliate of Arcline Investment Management, L.P. (“Arcline”). The Company pays advisory fees upon consummation of certain transactions. The agreements expire upon the mutual agreement of Arcline and the Company. For the three months ended March 31, 2026 and 2025, the Company incurred $732 and $1,203, respectively, and paid $613 and $1,086, respectively, for these services. The costs are included within Selling, general and administrative expenses in the Condensed Combined Statements of Operations.

Payables due to Related Parties

The Company has a note payable due to an affiliate of Arcline of $5,500, which is unsecured and due in April 2030 and is included in Other long-term liabilities for the periods presented. The notes are interest-bearing at SOFR plus 3.50% and mature on April 19, 2030 with outstanding principal and interest due at that time.

Receivables due from Related Parties

The Company has entered into notes receivable with certain executives of the Company. The notes are interest-bearing at the long-term applicable federal rate as of the date of issuance. The notes receivable mature in ten years from the date of issuance, or earlier under certain triggering events, with outstanding principal and interest due at that time. The notes are secured with recourse to the equity interests of the respective executive.

The notional amount of the outstanding notes receivable as of March 31, 2026 and December 31, 2025 was $7,000 and $28,500, respectively, and is recorded within Members’ equity on the Condensed Combined Balance Sheets. During the three months ended March 31, 2026, notes receivable with an aggregate notional amount of $21,500 were extinguished, of which $4,000 was settled in cash and $17,500 was settled through the surrender, transfer, and cancellation of certain equity interests held by the respective borrower.

Leases

The Company leases certain manufacturing facilities and transportation equipment under operating leases with affiliates of Arcline. Total related party lease payments were not material for the three months ended March 31, 2026 and 2025.

Transition Services Agreements

As of March 31, 2026 and December 31, 2025, the Company had $1,579 and $4,622, respectively, of receivables due from affiliates of Arcline recorded within Prepaid expenses and other current assets on the Condensed Combined Balance Sheets, for services provided under transition service agreements (“TSAs”). These amounts relate to technology, finance, human resources, and payroll support and are expected to be billed and collected within twelve months. The TSAs are valid until mutual agreement to terminate. During the three months ended March 31, 2026 and 2025, the Company did not recognize income related to these TSAs.

Note 17. Subsequent Events

The Company evaluated events occurring after the date of the condensed combined financial statements to consider whether the impact of such events needs to be reflected or disclosed in the condensed combined financial statements. Such evaluation was performed through May 28, 2026.

Reorganization

Immediately prior to the completion of the IPO, the Company effected the Reorganization, pursuant to which its wholly owned merger subsidiaries merged with and into the Arxis Businesses, with the Arxis Businesses surviving and wholly owned by the Company. As consideration for such mergers, the Company issued (i) 340,676,783 shares of Class B common stock, par value $0.01 (“Class B common stock”), and 23,082,950 shares of Class A common stock, par value $0.01 (“Class A common stock”), to the holders of Class A units and vested equity units of the Arxis Businesses and (ii) 10,563,406 restricted shares of, or restricted units with respect to, Class A common stock to holders of unvested equity units of the Arxis Businesses, which awards are subject to forfeiture conditions.

In addition, the Company modified its outstanding equity awards in connection with the Reorganization which resulted in the acceleration of compensation expense to be recognized in the second quarter of 2026 and is currently estimated at approximately $81,000.

Further, in connection with the IPO and Reorganization, the Company issued one share of convertible common stock, par value $0.01 (“convertible common stock”) to Arcline Arxis Advisory I, L.P., valued at approximately $129,680. The associated compensation expense will be recognized over a five-year requisite service period. Concurrently, the Company entered into the Convertible-Related Tax Receivable Agreement with Arcline Arxis Advisory I, L.P. The current estimate of the total liability under the Convertible-Related Tax Receivable Agreement is approximately $16,000, representing 85% of the anticipated cash tax savings to be paid to the holders of the convertible common stock.

Following the Reorganization and the IPO, as of April 16, 2026, the Company’s outstanding common stock consists of Class A common stock, Class B common stock and convertible common stock. As of April 17, 2026, there were 69,657,950 shares of Class A common stock outstanding, 340,676,783 shares of Class B common stock outstanding and one share of convertible common stock outstanding. The Company has authorized 3,500,000,000 shares of Class A common stock, 3,500,000,000 shares of Class B common stock, 500,000,000 shares of Class C common stock, par value $0.01 (“Class C common stock”) and one share of convertible common stock. There are no shares of Class C common stock outstanding.

Initial Public Offering

In April 2026, the Company consummated its IPO, in which the Company issued and sold 40,500,000 shares of its Class A common stock at a public offering price of $28.00 per share. In connection with the IPO, the underwriters exercised the overallotment option in full to purchase 6,075,000 additional shares of Class A common stock. The aggregate gross proceeds from the offering, including the overallotment, were $1,304,100. After deducting underwriting discounts and commissions of $61,945 and offering costs of $21,571, the Company received net proceeds of $1,220,584.

On April 17, 2026, the Company used the net proceeds from the IPO and the underwriters’ exercise of the overallotment option to repay $746,000 of the outstanding borrowings under the 2025 Term Loan. On April 24, 2026, the Company used additional net proceeds to repay $200,000 of the outstanding borrowings under the 2025 Term Loan. The remaining net proceeds were used, or are intended to be used, for working capital and other general corporate purposes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Arxis, Inc. (“Arxis,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the concentration of our business on the aerospace and defense industries; the unique business risks of supplying products to companies contracting with the U.S. government; the significant competition that we face; our industry’s rapid change; any decline or lower-than-anticipated growth of the markets into which we sell our products and services; cost overruns; the availability and pricing of certain components and raw materials from suppliers; inflation; our products may not operate as intended; our decentralized organizational structure; our indebtedness and the restrictive covenants under the agreements governing our indebtedness; our ability to comply with the extensive governmental regulation to which we are subject; our ability to maintain our government or industry approvals; product liability lawsuits and product recalls; our ability to obtain, maintain, protect and enforce our intellectual property (“IP”) and proprietary rights on which our business depends; our ability to realize the anticipated benefits from the Reorganization; and the significant transaction costs that we have incurred and expect to continue to incur in connection with the Reorganization and as a public company. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of our Class A common stock and any income from them can go down as well as up. Arxis disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and liquidity and capital resources of the Arxis Businesses. The Arxis Businesses were not historically consolidated. This should be read in conjunction with our unaudited condensed combined financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited combined financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our final prospectus filed with the SEC pursuant to Rule 424(b) (the “Prospectus”) on April 16, 2026, for the year ended December 31, 2025. This discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors,” and “Cautionary Statement Regarding Forward-Looking Statements” sections. Unless the context otherwise requires, references in this section to “we,” “our,” “us” and the “Company” refer to the Arxis Businesses.

Overview

We are a leading designer and manufacturer of proprietary, mission-critical electronic and mechanical components engineered for cutting-edge performance in extreme environments. Leveraging significant IP and world-class engineering capabilities, we design and deliver innovative solutions that address some of our customers’ most complex performance needs. Our business is highly diversified across end markets, customers and platforms. While we primarily serve the broader aerospace and defense industries, we also have a significant presence across medical technology and other specialized industrial technology end markets. We operate in two reportable segments: Electronic Components and Mechanical Components. For a complete description of our business and segments, refer to Part I, Item 1 “Business” of our Prospectus.

For the three months ended March 31, 2026, we generated revenue of $458.9 million, representing an increase of 20.7% compared to $380.1 million for the three months ended March 31, 2025. Net income for the quarter was $53.3 million compared to net loss of $4.3 million for the three months ended March 31, 2025. Adjusted EBITDA1 was $175.2 million, or 38.2% of revenue, compared to $134.1 million, or 35.3% of revenue, for the three months ended March 31, 2025.

Demand across our end markets remained strong during the first quarter of 2026, driven by continued growth in defense and space programs from increasing U.S. and allied budgets, sustained growth in commercial aerospace from robust production rates and aftermarket activity, and solid demand across our industrial technology end markets driven by continued investment in automation and electrification. Our results are supported by disciplined execution, productivity initiatives, and cost management, underscoring the strength and scalability of our proprietary business system – Arxis EDGE (Empower Data-Driven Growth and Execution) – through which we drive team-based selling and accountability, increase cross-selling opportunities across our business units and support our commercial strategy. Additionally, we continue to pursue strategic acquisitions that complement our existing portfolio.

Recent Developments

The following significant events occurred during or subsequent to the three months ended March 31, 2026:

Reorganization and Initial Public Offering

In April 2026, the Company completed its Reorganization and IPO of shares of Class A common stock. The Company’s Class A common stock began trading on the Nasdaq under the ticker symbol “ARXS” on April 16, 2026. Net proceeds from the IPO were approximately $1,221 million, after deducting underwriting discounts, commissions and offering costs. A portion of the net proceeds was used to repay approximately $946 million of outstanding indebtedness under the Company’s Term Loan Credit Facility, with the remainder to be used for working capital and general corporate purposes.

In connection with the IPO, the Company completed the Reorganization, pursuant to which the Arxis Businesses were reorganized into a corporate structure. Prior to the Reorganization, the Arxis Businesses operated as limited partnerships and limited liability companies. As a result of the Reorganization, the Company will be subject to U.S. federal and state corporate income taxes on a consolidated basis. Refer to the Company’s Prospectus filed with the SEC on April 16, 2026 for additional details regarding the Reorganization.

1Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Other Developments

We continue to monitor geopolitical developments in the Middle East and the potential effects on global markets and our business. Our direct exposure to the region is limited, and we have no material operations or assets in the Middle East. Based on information currently available, we do not expect these developments to have a material impact on our results of operations, cash flows, or financial condition; however, the scope, duration, and broader economic effects remain uncertain.

Acquisitions

On January 5, 2026, the Company acquired 100% of the equity interest of Micro-Tronics, Inc. (“Micro-Tronics”), a leading provider of engineered, mission-critical elastomeric and metallic components for commercial aerospace and defense applications. The acquisition expands the Company's product line into adjacent and overlapping capabilities, including elastomeric diaphragm seals and assemblies to high-precision electrical discharge machined components.

On June 27, 2025, the Company acquired 100% equity interest in Oldham Seals Group Limited (“Oldham”), a Chichester, England based company that designs and manufactures highly engineered elastomeric and polymer products for the naval and civilian shipping industry, oil and gas and traction industries.

For additional information regarding our acquisitions, refer to "Note 3. Business Combinations,” to the unaudited condensed combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following tables set forth a summary of our results of operations for the three months ended March 31, 2026 and 2025.

	Historical
Combined Statements of Operations Data:	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$458,858	$380,079
Cost of revenue	224,015	217,168
Gross profit	234,843	162,911
Selling, general and administrative expenses	88,317	68,626
Amortization of intangible assets	36,023	34,080
Operating income	110,503	60,205
Interest expense, net	43,958	68,260
Other (income) expense, net	(2,467)	(1,229)
Net income (loss) before income taxes	69,012	(6,826)
Income tax expense (benefit)	15,703	(2,502)
Net income (loss)	$53,309	$(4,324)

Three Months Ended March 31, 2026 as compared to the Three Months Ended March 31, 2025

Revenue

	Three Months Ended March 31,
(in thousands, except for percentages)	2026	2025	$ Change	% Change
Organic revenue	$445,151	$380,079	$65,072	17.1%
Acquisition revenue	13,707	—	13,707	NM
Total revenue	$458,858	$380,079	$78,779	20.7%

Not meaningful (“NM”)

Revenue increased by $78.8 million, or 20.7%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Organic Revenue

Organic revenue represents revenue from our existing businesses for comparable periods and excludes revenue from acquisitions. We include revenue from new acquisitions in organic revenue from the 13th-month after the acquisition on a comparative basis with the prior period. As a result, revenue originally classified as acquisition revenue in the immediately preceding comparative period is reclassified as organic revenue in all the periods presented from the 13th-month after acquisition onwards. Organic revenue therefore reflects the period‑over‑period change in revenue attributable to underlying performance factors, such as customer demand, pricing, and volume, and excludes the impact of businesses that contributed revenue for only a portion of one of the comparative periods due to acquisition timing.

Organic revenue increased by $65.1 million, or 17.1%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, including a 1% favorable foreign currency impact. The increase was driven by broad-based growth across all of our end markets, led by defense and space, and supported by continued strength in commercial aerospace and industrial technology.

Growth across all end markets reflected the combined benefit of higher sales volume and favorable pricing actions. Volume growth reflected increased customer demand across key programs and applications, as well as contributions from new business wins, contributing mid-teens growth in defense and space, high-single-digit growth in commercial aerospace, and low-teens growth in industrial technology. Pricing contributed a mid-single-digit percentage increase across each of our end markets, reflecting contractual price escalations and price realization actions.

Demand across our end markets was strong, driven by increased defense and space program activity supported by higher U.S. and allied defense spending, robust commercial aerospace production rates and aftermarket activity, and ongoing investment in automation and electrification across industrial technology applications.

Acquisition Revenue

Acquisition revenue represents revenue from businesses acquired either during the fiscal year of the acquisition, or revenue from acquisitions that were completed in the prior period for which there is no comparable revenue during the prior period. Revenue originally classified as acquisition revenue is reclassified as organic revenue when the acquired business is included in both the current reporting period and the immediately preceding comparative period, such that directly comparable prior period amounts exist. As the Company's organic revenue and acquisition revenue classification is applied on a comparison-period basis, acquisition revenue for a respective period may be classified differently depending on the period-over-period comparison being presented.

Acquisition revenue of $13.7 million for the three months ended March 31, 2026 represents revenue from businesses acquired after March 31, 2025 that was not included in the comparable organic revenue base for the period, and is attributable to the acquisitions of Oldham and Micro-Tronics.

Gross Profit

	Three Months Ended March 31,
(in thousands, except for percentages)	2026	2025	$ Change	% Change
Gross profit	$234,843	$162,911	$71,932	44.2%
Gross margin	51.2%	42.9%

Gross profit increased by $71.9 million, or 44.2%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to improved operating leverage on higher volumes and favorable price realization, reflecting continued execution of operational execution across the business. The increase was also partially due to gross profit of $6.4 million that was recognized in the three months ended March 31, 2026 attributable to the acquisitions of Oldham and Micro-Tronics. Gross profit for the three months ended March 31, 2025 was negatively impacted by $18.2 million of amortization of inventory step-up resulting from prior acquisitions.

Gross margin was 51.2% during the three months ended March 31, 2026 compared to 42.9% for the three months ended March 31, 2025. The increase was primarily driven by favorable price realization and operational leverage on increased volumes. Continued operational execution initiatives also supported margin expansion. Gross margin for the three months ended March 31, 2025 was negatively impacted by 4.8% of amortization of inventory step-up resulting from prior acquisitions.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in thousands, except for percentages)	2026	2025	$ Change	% Change
Selling, general and administrative expenses	$88,317	$68,626	$19,691	28.7%
Percentage of revenue	19.2%	18.1%

Selling, general and administrative expenses increased by $19.7 million, or 28.7%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase was primarily driven by additional corporate costs incurred in connection with preparing to operate as a public company, as well as transaction expenses incurred related to our initial public offering.

Amortization of Intangible Assets

	Three Months Ended March 31,
(in thousands, except for percentages)	2026	2025	$ Change	% Change
Amortization of intangible assets	$36,023	$34,080	$1,943	5.7%
Percentage of revenue	7.9%	9.0%

Amortization of intangible assets increased by $1.9 million, or 5.7%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase was primarily due to amortization related to acquired intangible assets.

Interest Expense, Net

	Three Months Ended March 31,
(in thousands, except for percentages)	2026	2025	$ Change	% Change
Interest expense, net	$43,958	$68,260	$(24,302)	(35.6)%
Percentage of revenue	9.6%	18.0%

Interest expense, net decreased by $24.3 million, or 35.6%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This decrease was primarily due to the debt refinancing in February 2025, which resulted in a lower effective interest rate in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 and the absence of the $15.5 million loss on debt extinguishment which was recognized in the three months ended March 31, 2025.

Other Income, Net

	Three Months Ended March 31,
(in thousands, except for percentages)	2026	2025	$ Change	% Change
Other income, net	$(2,467)	$(1,229)	$(1,238)	NM
Percentage of revenue	(0.5)%	(0.3)%

Other income, net increased by $1.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase is primarily due to interest income.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
(in thousands, except for percentages)	2026	2025	$ Change	% Change
Income tax expense (benefit)	$15,703	$(2,502)	$18,205	NM
Percentage of revenue	3.4%	(0.7)%

Income tax expense increased by $18.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The Company's effective income tax rate was 22.8% for the three months ended March 31, 2026, compared to 36.7% for the three months ended March 31, 2025. The change in the effective tax rate was primarily driven by significantly higher pre-tax book income and changes in the mix of earnings and losses across jurisdictions in 2026.

Segment Results

The following table presents revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except for percentages)	2026	2025	$ Change	% Change
Electronic Components
Segment Revenue	$201,269	$169,829	$31,440	18.5%
Segment Adjusted EBITDA	$86,143	$69,782	$16,361	23.4%
Segment Adjusted EBITDA Margin(1)	42.8%	41.1%
Mechanical Components
Segment Revenue	$257,589	$210,250	$47,339	22.5%
Segment Adjusted EBITDA	$96,798	$64,343	$32,455	50.4%
Segment Adjusted EBITDA Margin(1)	37.6%	30.6%

(1)
Segment Adjusted EBITDA Margin is calculated as Segment Adjusted EBITDA divided by segment revenue.

Electronic Components

Electronic Components segment revenue increased by $31.4 million, or 18.5%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to higher revenue across our defense and space and industrial technology end markets driven by strong customer demand.

Electronic Components Segment Adjusted EBITDA increased by $16.4 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase was primarily due to robust growth in defense and space and industrial technology end markets and execution of our operational strategy.

Mechanical Components

Mechanical Components segment revenue increased by $47.3 million or 22.5% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to higher revenue across all of our end markets, led by growth in the defense and space and commercial aerospace end markets, reflecting sustained customer demand and higher production activity.

Mechanical Components Segment Adjusted EBITDA increased by $32.5 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase was primarily due to robust organic sales growth in our defense and space and commercial aerospace end markets, and execution of our operational strategy, including continued operational efficiencies and cost optimization initiatives. The increase was also partially attributable to the acquisitions of Oldham and Micro-Tronics.

For more information regarding our segments please refer to “Note 5. Segment Information” to the unaudited condensed combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Non-GAAP Financial Information

We report our financial results in accordance with GAAP, however, management believes that certain financial measures that are not presented in accordance with GAAP provide management and users of our financial information with useful supplemental information that provides a meaningful view of our performance across periods. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide visibility to the underlying operating performance. Management uses Adjusted EBITDA and Adjusted EBITDA Margin to review and assess the performance of the management team in connection with employee incentive programs and to prepare its annual budget and financial projections. Moreover, our management uses Adjusted EBITDA of target companies to evaluate acquisitions. In addition to Adjusted EBITDA and Adjusted EBITDA Margin, we believe Free Cash Flow and Free Cash Flow Conversion provide useful information regarding how Net cash provided by (used in) operating activities compares to the capital expenditures required to maintain and grow our business, and our available liquidity, after funding such capital expenditures, to service our debt, fund strategic initiatives and strengthen our balance sheet, as well as our ability to convert our earnings to cash. Additionally, we believe such metrics are widely used by investors, securities analysts, ratings agencies and other parties in evaluating liquidity and debt-service capabilities.

Our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies, have limitations as analytical tools and should not be considered in isolation, or as substitutes for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP financial measures as superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations are:

•
Adjusted EBITDA and Adjusted EBITDA Margin do not reflect the significant interest expense, or the cash requirements, necessary to service interest payments on our indebtedness;
•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and the cash requirements for such replacements are not reflected in Adjusted EBITDA and Adjusted EBITDA Margin;
•
Adjusted EBITDA and Adjusted EBITDA Margin exclude the cash expense we have incurred to acquire and integrate businesses into our operations, which is a necessary element of certain of our acquisitions;
•
Adjusted EBITDA and Adjusted EBITDA Margin exclude share-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant, non-cash recurring expense for our business and an important part of our compensation strategy;
•
Adjusted EBITDA and Adjusted EBITDA Margin exclude the substantial amortization expense associated with our intangible assets, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business;
•
Adjusted EBITDA and Adjusted EBITDA Margin do not include the impact of income taxes, which is a necessary element of our operations; and
•
Free Cash Flow and Free Cash Flow Conversion do not represent our residual cash flow available for discretionary purposes and do not reflect our future contractual commitments.

Management compensates for these limitations by not viewing Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion in isolation and specifically by using other GAAP measures, such as Revenue, Net income (loss) and Net cash provided by (used in) operating activities, to measure our operating performance and liquidity. Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Conversion are not measurements of financial performance or liquidity under GAAP, and they should not be considered as alternatives to Net income (loss) or Net cash flows provided by (used in) operating activities determined in accordance with GAAP.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is defined as Net income (loss), adjusted for: (i) interest expense, net; (ii) income tax expense (benefit); (iii) depreciation and amortization; (iv) acquisition and integration costs; (v) restructuring costs; (vi) transaction and other deal related expenses; and (vii) share-based compensation expense. Management defines Adjusted EBITDA Margin as Adjusted EBITDA divided by Revenue.

The following table sets forth a reconciliation of Net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended March 31,
(in thousands, except for percentages)	2026	2025
Net income (loss)	$53,309	$(4,324)
Interest expense, net	43,958	68,260
Income tax expense (benefit)	15,703	(2,502)
Depreciation and amortization	51,528	48,994
Acquisition and integration costs(1)	722	18,749
Restructuring costs(2)	270	1,737
Transaction and other deal related expenses(3)	7,225	881
Share-based compensation expense(4)	2,480	2,330
Adjusted EBITDA	$175,195	$134,125
Adjusted EBITDA Margin	38.2%	35.3%

(1)
Represents costs incurred to integrate acquired businesses and product lines into our operations, facility relocation costs, rebranding, system implementation costs and employee expenses related to acquisitions. This also includes amortization expense of inventory step-up recorded in connection with purchase accounting of acquired businesses.
(2)
Represents severance, facility consolidation/closure costs and other charges associated with restructuring programs.
(3)
Represents third-party transaction-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses and valuation costs that are required to be expensed as incurred.
(4)
Represents the compensation expense under our share-based plans and deferred compensation plans.

Free Cash Flow and Free Cash Flow Conversion

We measure Free Cash Flow as Net cash provided by (used in) operating activities less Capital expenditures. Free Cash Flow Conversion is calculated as Free Cash Flow divided by Net income (loss). The following table sets forth a reconciliation of Net cash provided by (used in) operating activities, the most comparable GAAP financial measure, to Free Cash Flow for the periods presented:

	Three Months Ended March 31,
(in thousands, except for percentages)	2026	2025
Net cash provided by operating activities	$36,469	$20,762
Less:
Capital expenditures	(11,703)	(8,795)
Free Cash Flow	$24,766	$11,967
Free Cash Flow Conversion	46.5%	NM

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash and cash equivalents, cash flows from our operating activities and borrowings under our credit agreements, including revolving credit facilities. Our principal historical liquidity requirements have been for acquisitions, capital expenditures, servicing indebtedness and working capital needs. As we continue to expand our business, we may require additional working capital in the future for increased costs, and although we believe that we will be able to fully fund our ongoing capital expenditures, working capital requirements and other capital needs for the foreseeable future through cash on hand and cash flows from our operating activities, we may choose to use borrowings under our credit facilities to finance our operating and investing activities. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our credit agreements will be sufficient to fund our cash requirements for at least the next twelve months. As of March 31, 2026, we had $2,630.1 million of borrowings outstanding under the Term Loan Credit Facility, and a $250.0 million commitment under our delayed draw term loan (“DDTL”), of which $49.0 million had been borrowed as of March 31, 2026. We had no outstanding balance under our senior secured revolving credit facility (the “Revolving Credit Facility”) and $3.7 million letters of credit were utilized, resulting in an available borrowing capacity of $396.3 million on the Revolving Credit Facility.

Cash Flows

The following table sets forth the major components of our unaudited condensed combined statements of cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$36,469	$20,762
Net cash provided by (used in) investing activities	(80,501)	(57,245)
Net cash provided by (used in) financing activities	33,502	80,494

Operating Activities

Cash provided by operating activities increased by $15.7 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to an increase in Net income, adjusted for non-cash items, of $30.1 million, offset by an increase in cash outflow from contract assets and liabilities of $11.9 million and the cash impacts of changes in working capital of $4.3 million. Our overall decrease in working capital performance was primarily attributable to a decrease of $36.3 million in Accounts payable and Accrued expenses and other current liabilities for the timing of vendor and bonus payments, an increase of $8.7 million in Accounts receivable primarily due to higher revenue for increased customer demand, offset by a decrease of $30.4 million in Prepaid expenses and other current assets primarily due to income tax receivables and a decrease of $10.3 million in Inventory primarily due to lower purchasing activity. The increase of $11.9 million in net contract assets was driven largely by the timing of progress billings.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $80.5 million, and related to $68.8 million cash consideration paid for acquisitions and $11.7 million of capital expenditures.

Net cash used in investing activities for the three months ended March 31, 2025 was $57.2 million, and related to $48.5 million cash consideration paid for acquisitions and $8.8 million of capital expenditures.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $33.5 million, and primarily related to $25.0 million of proceeds from the issuance of debt, $11.3 million in contributions, and $4.4 million of proceeds from the settlement of related party notes receivable, partially offset by $6.8 million of debt repayments.

Net cash provided by financing activities for the three months ended March 31, 2025 was $80.5 million, and primarily related to $54.8 million of proceeds from the issuance of debt, net of debt repayments and debt financing fees, and $385.0 million in contributions. This was partially offset by $350.3 million in distributions and $7.0 million of repayments of related party payables.

2025 Credit Agreement

On February 26, 2025, wholly-owned subsidiaries of the Arxis Businesses entered into the Credit Agreement with a consortium of banks, led by Citibank N.A. Borrowings under the Term Loan Credit Facility mature on, and remaining commitments under the DDTL thereunder terminate on, February 26, 2032. We may draw on the DDTL until February 26, 2027. Borrowings under the Revolving Credit Facility mature on, and remaining commitments under the Revolving Credit Facility terminate on, February 26, 2030. The Credit Agreement contains customary conditions on the availability of commitments thereunder, including that our consolidated first-lien net leverage ratio is below specified thresholds. The interest rates on borrowings under the Revolving Credit Facility, DDTL, and Term Loan Credit Facility are calculated in accordance with the Credit Agreement and based on our consolidated first-lien net leverage ratio. We have the right to prepay borrowings at any time, subject to certain prepayment premiums applicable in connection with prepayments resulting from certain repricing events. We are obligated to prepay borrowings under certain circumstances, including using excess cash flows and proceeds from certain asset sales, casualty events and from issuances or incurrences of certain indebtedness. The obligations under the Credit Agreement are guaranteed by the restricted subsidiaries of the borrowers and, pursuant to the related holdings guarantee, which is filed as an exhibit to the registration statement of our Prospectus forms a part, by the holding companies of the borrowers, which holding companies are also our wholly-owned subsidiaries. The obligations under the Credit Agreement are secured by substantially all of our assets, which security interests are granted pursuant to the related security agreement, which is filed as an exhibit to the registration statement of our Prospectus.

The Credit Agreement contains customary negative covenants, including limitations on indebtedness, liens, fundamental changes, asset sales, investments, dividends and other restricted payments, affiliate transactions and other matters customarily restricted in such agreements. In addition, the Credit Agreement includes a financial covenant that requires us to maintain a first-lien net leverage ratio of less than 10.15x when the Revolving Credit Facility is more than 40% utilized. The Credit Agreement also contains customary events of default, after which indebtedness under the Credit Facilities may become due and payable immediately and commitments under the Credit Facilities would terminate, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us and our subsidiaries and change in control.

The foregoing summary and description of certain provisions of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which is filed as an exhibit of the Prospectus.

Other Obligations and Commitments

We have future obligations under various contracts relating to debt and interest payments, finance and operating leases. During the three months ended March 31, 2026, there were no material changes to these obligations as described in our December 31, 2025 audited annual financial statements included in the Prospectus.

Off-Balance Sheet Arrangements

As of March 31, 2026, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition or liquidity.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed combined financial statements and the related notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). In preparing the unaudited condensed combined financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the condensed combined financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates. There have been no material changes to our critical accounting policies and estimates as described in our Prospectus.

Recently Adopted Accounting Pronouncements

Refer to “Note 2. Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” in our December 31, 2025 annual financial statements reported in the Prospectus for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facilities, which have a floating interest rate component. We estimate that a 100 basis point increase or decrease in the applicable average interest rates for the three months ended March 31, 2026, would have resulted in an estimated $6.7 million increase or decrease, respectively, in interest expense. See “—Liquidity and Capital Resources” above.

We had $238.9 million in cash and cash equivalents as of March 31, 2026, which is held for working capital and general corporate purposes. We do not have restricted cash. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest-bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income.

We have entered into various interest rate agreements as economic hedges to certain of our floating rate debt. As of March 31, 2026, we had interest rate contracts with an aggregate notional amount of $1,788.0 million and aggregate fair value of $1.7 million. These interest rate agreements have expiration dates through December 2028.

We will continue to monitor market risk due to fluctuations in interest rates and potential impacts to the fair value of our holdings and operating cash flows.

Inflation Risk

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation, but we do not believe that inflation has had a material effect on our business, results of operations or financial condition. We expect the impact of such increases will be mitigated by efforts to lower costs through manufacturing efficiencies, look for alternative sourcing and reevaluate pricing. However, continued cost inflation during 2026 may continue to require similar efforts to mitigate the impact on our results of operations. Our inability or failure to offset cost increases could adversely affect our business, results of operations and financial condition.

Foreign Currency Risk

Our reporting currency is the U.S. dollar. The reporting and functional currency of our wholly owned foreign subsidiaries is a combination of local currency and the U.S. dollar.

Our revenue and operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the United Kingdom and Germany. Our combined results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 1,000 basis point increase or decrease in the British pound or the Euro for the three months ended March 31, 2026, would not have resulted in a material impact on our operating results.

ITEM 4. CONTROLS AND PROCEDURES

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance of achieving their objectives.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the

Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, alleged breaches of contracts, alleged competition and antitrust matters, product warranties, alleged intellectual property matters, alleged personal injury claims and employment- related and environmental matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q. For a description of our outstanding material legal proceedings, see "Note 12. Commitments and Contingencies" to the unaudited condensed combined financial statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed combined financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could adversely affect our business, results of operations, financial condition, reputation, and prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Industry and Business

Our business is concentrated on the aerospace and defense industries.

Our business is concentrated on the aerospace and defense industries. As a result, our business, prospects, results of operations and financial condition are closely tied to the overall health and trends in these industries. A prolonged period of significant disruption in the aerospace or defense industry, such as those which occurred during the COVID-19 pandemic, during the great recession and following the September 11 terrorist attacks and international conflicts, or general sustained economic slowdown driven by fuel price volatility, supply chain constraints, macroeconomic conditions or other factors, could disproportionately affect our business, results of operations and financial condition compared to companies that are more diversified in the industries they serve.

Our business may be adversely affected by a decline in the U.S. and foreign government defense budgets and changes in spending and budgetary priorities and the contracting policies of the U.S. and foreign governments.

We generate a significant portion of our revenue from suppliers and contractors for the U.S. government, particularly the Department of War ("DoW"), also known as the Department of Defense, and suppliers and contractors for foreign governments. As a result, changes in U.S. and foreign government defense budgets, including reduction in government spending, political pressure to reduce military spending, geopolitical uncertainty, government spending caps, delays in governmental budget processes and delays in the release of funds by governments could adversely affect the demand for our products and our results of operations. In particular, in recent years, the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shutdowns and continuing resolutions providing only enough funds for U.S. government agencies to continue operating at prior-year levels. Prolonged budgetary uncertainty, government shutdowns, continuing resolutions and debt ceiling constraints could delay contract awards, limit new starts, defer funding releases and increase pricing and program execution risk. In addition, changes in the U.S. and foreign governments’ spending priorities and contracting policies, such as a shift in expenditures away from programs that we support and delays in the award of contracts, could adversely affect the demand for our products and our results of operations.

Our commercial business could be negatively impacted by weakness or disruptions in the commercial aerospace market.

We design and manufacture aircraft components and parts and provide related services. As a result, our business is directly affected by declines and disruptions in the commercial aerospace market. Such declines or disruptions could occur for various reasons that cannot be predicted, including general economic conditions that reduce business and consumer spending, national and international events (such as wars, conflicts and geopolitical instability), pandemics and epidemics (such as the COVID-19 pandemic), higher fuel prices, increased security concerns (such as terrorist acts and international conflicts) and trade policies (such as the effects of tariffs and trade restrictions). A substantial reduction in airline traffic could result in large losses and financial difficulties for the airline industry and cause carriers to park or retire a portion of their fleets and reduce workforces and flights. During periods of reduced airline profitability, some airlines may delay or reduce purchases of airplanes and spare parts, delay refurbishments and delay or reduce discretionary spending and capital expenditures. In such circumstances, demand for our products and services and the value of our inventory could be adversely affected.

Our growth could suffer if the markets into which we sell our products and services decline or do not grow as anticipated.

Our growth depends on the performance and conditions of the markets into which we sell our products and services, including the defense, commercial aerospace, space, medical technology and specialized industrial markets. These markets and thus demand for our products and services are affected by factors that impact our customers’ demand for our products and services and the end user’s capital spending budgets, including many factors beyond our control such as the U.S. and global economy, product and economic cycles, government funding policies and other public policy and government budget dynamics. Any decline or lower than expected growth in our served markets could diminish demand for our products and services and negatively impact our customers’ and potential customers’ ability to pay for our products and services, including their ability to secure financing, which would adversely affect our business, results of operations and financial condition.

We generally do not have guaranteed future sales of our products and must forecast customer demand to manage our inventory.

We do not generally have long-term contracts with our customers and, therefore, do not have guaranteed future sales. To ensure adequate inventory supply, we must forecast future order volumes based on customers’ historic purchasing patterns and discussions with customers as to their anticipated future requirements. Our ability to accurately forecast demand could be negatively affected by various factors, including competition, change in customer demand, changes in industry and market conditions or regulatory changes. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and reduced selling prices and gross margins. Conversely, if we underestimate customer demand, we may not be able to deliver required products in a timely fashion, which could damage our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials and component parts or additional manufacturing capacity may not be available when required on terms that are acceptable to us, if at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which could adversely affect our business, prospects, results of operations and financial condition.

We are subject to certain unique business risks as a result of supplying products to companies contracting with the U.S. government.

A meaningful portion of our revenue is derived from customers contracting with the U.S. government. In addition, a limited portion of our revenue is derived from contracts with the U.S. government. Companies engaged in supplying defense-related equipment and services to U.S. government agencies, whether through direct contracts with the U.S. government or as a subcontractor to customers contracting with the U.S. government, are subject to business risks specific to the defense industry. For example:

o
The U.S. government can terminate existing contracts at its convenience and without significant notice. If contracts are terminated by the U.S. government for convenience, we and our customers that contract with the U.S. government, as applicable, would only be able to recover costs incurred or committed, settlement expenses and profit on the work completed prior to termination.
o
The U.S. government may seek to review our costs and the costs of our customers that contract with the U.S. government to determine whether pricing is “fair and reasonable.” We and our customers are periodically subject to pricing reviews, and government buying agencies that purchase our and our customers’ products are periodically subject to audits by the DoW with respect to prices paid for such products. As a result of these audits, we and our customers could be asked to enter into an arrangement whereby prices would be based on cost, plus a nominal fee, the DoW could seek to pursue alternative sources of supply or the U.S. government could take other adverse actions, including payment withholds or contract termination, with respect to our and our customers’ contracts.
o
For contracts for which the price is based on cost, the U.S. government may review our costs and those of our customers that contract with the U.S. government and our and our customers’ performance and, based on the results of such audits, the U.S. government may adjust contract-related costs and fees. In addition, under U.S. government purchasing regulations, some costs, including most financing costs, amortization of intangible assets, portions of research and development costs, and certain market expenses may not be subject to reimbursement.
o
If a government inquiry or investigation uncovers improper or illegal activities, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with U.S. government agencies.

o
U.S. government purchasing regulations contain a number of operational requirements that apply to entities engaged in government contracting. Failure to comply with such government contracting requirements could result in civil and criminal penalties and suspension or debarment from doing business with U.S. government agencies.
o
The U.S. government could revoke required security clearances, which would impair our ability to supply products to U.S. government agencies and our customers that supply products to U.S. government agencies.

We also supply products to foreign governments and companies contracting with foreign governments, which present similar risks as those described above. These risks associated with supplying products to governments and government contractors could be amplified by political factors and the then-current political environment. The occurrence of any of the foregoing events could reduce our revenue from, or the profitability of, certain of our supply arrangements with agencies and buying organizations of the U.S. government and our customers that are contractors or subcontractors for such agencies and buying organizations, and could damage our reputation.

Our customers’ inability to obtain financing for their purchases from us and/or their inability to obtain financing to maintain their business could have a material adverse effect on our business.

Some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products, or otherwise meet their payment obligations to us, could adversely impact our financial condition and results of operations.

We depend on certain key personnel and may be unable to attract and retain qualified and skilled employees.

We require highly skilled and technical personnel with background and experience in and knowledge of our industry and products. We believe that our future success is highly dependent on the talents and contributions of our senior management team and other key employees across engineering, manufacturing and sales. We must be able to attract, develop, motivate and retain highly qualified and skilled employees. There is substantial competition for skilled personnel in our industry, and we could be adversely affected by a shortage of skilled employees. To attract and retain key personnel, we incur significant costs. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. In particular, we intend to compensate our employees, in part, using stock-based compensation, the effectiveness of which is influenced by our stock price, which could fluctuate due to various factors, including those beyond our control and unrelated to our performance. The loss of qualified employees – or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business – could adversely impact our operations and growth.

Labor-related matters, including labor disputes, could adversely affect our operations and increase our costs.

A small number of our employees in the U.S. are represented by unions and some of our employees outside of the U.S. are represented by workers’ councils. Although we believe that our relations with our employees are satisfactory, we may not be able to negotiate a satisfactory renewal of collective bargaining agreements, satisfy unions and workers’ councils or maintain stable employee relations. We may become subject to work stoppages and experience increases in our labor costs, which could disrupt our operations and result in increased costs and an inability to complete our customers’ orders in a timely fashion.

We face significant competition.

We operate in a highly competitive global industry. Competitors in our product lines are both U.S. and foreign companies and range in size from divisions of large public corporations to small, privately held entities. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence and price. Furthermore, many of our competitors may be able to use their substantially greater resources and economies of scale to develop competing products and technologies, manufacture in high volumes more efficiently, divert sales from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. Small business competitors may be able to offer more cost-competitive solutions due to their lower overhead costs, and take advantage of small business incentive and set aside programs for which we are ineligible. Foreign competitors may also be able to offer more cost-competitive solutions as compared to our products and services. The markets for our products and services are expanding, and competition is intensifying as additional competitors enter such markets and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may need to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

Our industry is subject to rapid change, which could reduce demand for our products if we are unable to adapt to technological and industry changes.

Our industry is characterized by rapid changes, including technological changes, frequent new product introductions and enhancements and evolving industry standards, all of which could make our products and services obsolete or non-competitive. Our future success depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements, while meeting or exceeding industry standards and customer specifications. However, we may not be able to do so successfully, if at all, or on a timely, cost-effective or repeatable basis. A failure to adapt to technological and industry changes to keep ahead of our competitors could result in the loss of customers and market share.

We may encounter difficulties managing our growth.

As we grow, our business becomes increasingly complex. We may encounter difficulties in managing our growth and the associated demands on our operational, product, engineering, sales and marketing, risk management, compliance and finance and accounting resources, which could disrupt our operations and make it difficult to execute our business strategy. We believe that to effectively manage and capitalize on our growth, we must continue to expand our facilities, engineering capabilities and financial, operating and administrative systems and controls and continue to manage headcount, capital and processes efficiently. Our growth could strain our resources, cause operating difficulties, make it difficult to recruit and retain qualified employees and preserve our company culture, and divert our management’s attention from day-to-day activities in order to manage our growth. If we do not successfully manage our growth, the quality of our products and services, our reputation and our results of operations may suffer.

Negative publicity could damage our brand reputation.

To continue to be successful, we must continue to preserve, grow and capitalize on the value of our brand in the marketplace. Reputational value is based in large part on perceptions of subjective qualities. As our products are often mission-critical components, even an isolated incident, such as a high-profile product failure or product recall, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if such incident or incidents result in adverse publicity, governmental investigations or litigation. In particular, product quality issues could negatively impact customer confidence in our brands and our products. Any negative publicity could damage our brand and lead to a material adverse effect on our business, financial position and results of operations.

We have in the past and may in the future acquire other businesses and products.

Acquisitions have been part of our growth strategy. We expect to continue to evaluate potential strategic acquisitions of complementary businesses and products. We may not be able to find suitable acquisition candidates, and we may not be able to negotiate and complete such acquisitions on favorable terms, if at all. The pursuit of potential acquisitions may divert the attention of management and cause us to incur additional expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Acquisitions may also require regulatory approvals that are costly or time-consuming to obtain, and any difficulties or delays in complying with such regulatory requirements would hinder our strategic objectives. Consistent with the Reorganization, we may evaluate potential strategic acquisitions, asset sales or dispositions, including with our Sponsor. These transactions may present conflicts of interest between us and our Sponsor. In addition, our Sponsor has certain consent rights over certain acquisitions and dispositions, which our Sponsor may withhold for any reason. We may be unable to obtain our Sponsor’s consent required for transactions that may be beneficial to us. In addition, our Sponsor provides us with certain buy-side and sell-side advisory services, which may also create conflicts of interest between us and our Sponsor. If we do complete acquisitions, the acquired businesses may not perform in accordance with expectations, our judgments concerning the value, strengths and weaknesses of such businesses may prove incorrect and we may not achieve our anticipated synergies or benefits associated with such acquisitions. We may also lose certain pre-existing business relationships as a result of new acquisitions, and acquisitions we complete could be viewed negatively by our customers, shareholders and the market. In addition, acquisitions may result in unforeseen operating difficulties and expenditures, such as difficulties integrating businesses, personnel, operations and financial and other controls and systems; assumption of unknown liabilities, known contingent liabilities that become realized, or known liabilities that prove greater than anticipated or covered by any indemnity from former owners or representations and warranty insurance; difficulties retaining the customers or employees of any acquired business; incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill; entry into a new market or business line in which we have no prior experience and in which we may not successfully compete; and integration of an acquired company, which may disrupt ongoing operations and require management resources that would otherwise be used in developing our existing business.

We have in the past and may in the future divest certain products or businesses.

We have divested and may in the future divest certain assets or businesses that no longer fit with our strategic direction or growth targets. In connection with such divestitures, we have entered, and may in the future enter, into sale agreements that include provisions under which we have agreed, or may agree, to indemnify, and have agreed, or may agree, to be indemnified by, third parties against breaches of representations and warranties or covenants, certain liabilities that may arise in connection with business activities of the divested businesses, and other specified matters. Additionally, in connection with certain divestitures, we have assigned, or may assign, specified long-term contracts to the acquirer of the divested businesses, together with the liabilities and performance obligations under such contracts.

Divestitures involve significant risks and uncertainties, including an inability to find potential buyers on favorable terms, an inability to obtain any required regulatory approvals, failure to effectively transfer liabilities, contracts, facilities and employees to buyers, the possibility that we will become subject to third-party claims arising out of such divestiture, challenges in identifying and separating the IP, systems and data to be divested from the IP, systems and data that we wish to retain, an inability to reduce fixed costs previously associated with the divested assets or business, challenges in collecting the proceeds from any divestiture, disruption of our ongoing business and distraction of management, loss of key employees who leave us as a result of a divestiture and loss of customers that prefer to contract with a larger organization with more expansive offerings. Because divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition.

As it relates to certain divestitures we have completed, disputes have arisen or may continue to arise between us and the acquirer subsequent to the completion of the divestiture transaction. Such disputes have included, or may in the future, include breaches of representations and warranties or covenants, amounts payable to or from the buyer, as well as claims regarding assignment of contracts, assumption of liabilities, and sale and transition service agreements, among other matters. The outcome of such disputes typically involves negotiations between us and an acquirer, but could also lead to litigation between the parties and the ultimate claims made by the parties against each other could be material.

There are difficult issues to navigate in the development and use of artificial intelligence, which may result in reputational harm or liability or otherwise adversely affect our business, and failure to introduce new and innovative products that have artificial intelligence capabilities could put us at a competitive disadvantage.

We use artificial intelligence, generative artificial intelligence, machine learning and similar tools and technologies (collectively, “AI”) in connection with our business, including in certain of our products and services, and may seek to expand such use of AI in the future. As with many innovations, AI presents risks, challenges and unintended consequences that could affect our business. For example, AI algorithms and training methodologies may be flawed, and, similarly, the content, analyses or recommendations that AI systems assist in producing may be, or may be perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed. These deficiencies, and other failures of AI systems, could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm.

Additionally, the use of generative artificial intelligence, a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks. For example, generative artificial intelligence has been known to produce false or “hallucinatory” inferences or output, and certain generative artificial intelligence uses machine learning and predictive analytics, which can create inaccurate, incomplete or misleading content, unintended biases and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable by us or any of our related service providers.

Further, incorporating AI could give rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI and similar technologies and automated decision-making are an emerging area for which the legal and regulatory landscape is not fully developed and is changing rapidly. It is possible that new laws and regulations will be adopted in the U.S. and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted, in ways that would affect the operation of our products and services and the way in which we use AI and similar technologies. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Moreover, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations. Leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges. If any of our employees, contractors, consultants, vendors or other service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our IP or confidential information, harming our competitive position and business. Similarly, the use of AI to support business operations carries inherent risks related to data privacy and cybersecurity, such as intended, unintended or inadvertent transmission of proprietary, sensitive or export-controlled information. Further, any output created by us using AI tools may not be subject to copyright protection, which may adversely affect our IP rights in, or ability to commercialize or use, any such content. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI tools used in our business, or if we experience cybersecurity incidents in connection with our use or any third party’s use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party IP, data privacy, cybersecurity, publicity, contractual or other rights. In addition, our competitors may be faster or more successful than we are in incorporating AI and other disruptive technology into their offerings, which could impair our ability to compete successfully.

We use, or may in the future use, third-party AI technologies, including third-party software and infrastructure, which may become integral to our operations. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI technologies become incompatible with our products or services or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third-party AI technologies are used as a hosted service, any disruption, outage or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

Risks Related to Our Operations

Cost overruns could subject us to losses.

We must meet stringent customer specifications and requirements, which could result in us having to spend more to design or manufacture products than we expect. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. These risks are heightened in a high inflationary environment. These risks are also heightened for new programs that often require ramp-up costs, such as non-recurring costs for tooling, first article testing, finalizing engineering specifications and hiring new employees, and often involve a greater volume of scrap, higher costs due to inefficiencies, delays in production and learning curves. If we are unable to control the costs we incur in performing under the contract, then our reputation and results of operations could be adversely affected.

Our business depends on the availability and pricing of certain components and raw materials from suppliers.

Our business is affected by the price and availability of the raw materials and component parts that we use to manufacture our products. Increases in the costs of raw materials or component parts, and reduced availability of such raw materials or component parts, could adversely affect our business, results of operations and financial condition. Supply sources could be interrupted from time to time, including by events such as the destruction of our suppliers’ facilities or their distribution infrastructure or a work stoppage or strike by our suppliers’ employees. If supply sources are interrupted, it is not certain that supplies could be resumed, whether in part or in whole, within a reasonable time frame and at an acceptable cost, or at all. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive process to obtain requisite certifications could prevent efficient and timely replacement of a supplier, raw material or component part. Certain of our products depend on specialty materials and rare and precious metals, which may experience constraints in supply that postpone delivery or increase the costs of our products. Changes to tariff and import and export regulations in the U.S. and abroad may negatively impact the availability and pricing of raw materials and component parts. This risk is heightened by our use of sole source suppliers. We have experienced and expect to continue to experience supply shortages or increases in costs for raw materials and component parts. In addition, because we strive to limit the volume of raw materials and component parts on hand, we may be more susceptible to changes in the price and availability of raw materials and component parts. As a result, the cost to manufacture our products could be significantly greater than we expect, which could limit the demand for our products and, if we are unable to pass along such increased costs to our customers, reduce our gross margins. Additionally, counterfeit parts in our supply chain have been and continue to be a concern, since any counterfeit part can lower product quality, which may affect our reputation and the reliability of our products.

Inflation could adversely affect our results of operations.

Although historically our operations have not been materially affected by inflation and we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs, the rate of current inflation and resulting pressures on our costs and pricing could adversely impact our business and financial results. Inflation adversely affects us by increasing our operating costs, including our materials, freight and labor costs, which are already under pressure due to supply chain constraints. Russia’s invasion of Ukraine, and prolonged conflict there, as well as the conflict in the Middle East and other geopolitical conflicts may result in increased inflation, escalating energy and commodity prices and increasing costs of materials. We may be unable to raise the sales prices of our products at or above the rate of inflation, particularly due to competitive conditions in the market for our products and services, which could reduce our profit margins and have a material adverse effect on our results of operations.

Tariffs and changes in trade policies could increase our cost of sales.

In 2025, the U.S. announced significant changes to its trade policies, including the imposition of significant tariffs on various products from other countries. Additional and different tariffs may be announced and implemented in the future by the U.S. and other countries. In particular, tariffs on steel and aluminum have increased our costs. While any steel and aluminum we use in our products is produced primarily in North America, the tariffs provide domestic steel and aluminum producers the flexibility to increase their prices, at least to a level where their products would still be priced below foreign competitors once the tariffs are taken into account. These tariffs could have an adverse impact on our results of operations, which include, but are not limited to, products we sell that include steel and aluminum, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins. In response to U.S. tariffs, a number of other countries have threatened to and have imposed tariffs on U.S. imports, which could increase the price of our products in these countries and may result in our customers looking to alternative sources for our products. This could result in decreased sales, which could have a negative impact on our results of operations and financial condition.

Our operations and those of our suppliers and customers may be adversely affected by natural disasters, pandemics and other catastrophic events.

We, our suppliers and our customers are exposed to risks associated with natural disasters, fire, power shortages or other catastrophic events, which could damage or disrupt our operations and supply chain and those of our suppliers and customers. In the event of a natural disaster, we, our suppliers and our customers may be unable to continue our and their operations and may endure system interruptions, delays in fulfilling orders, breaches of data security and loss of critical data. In particular, some of our manufacturing facilities are located in earthquake-prone, flood-prone and wildfire-prone regions, which make them susceptible to such natural disasters. In addition, we, our suppliers and our customers are exposed to risks associated with public health crises, such as pandemics and epidemics, which could result in manufacturing and operational disruptions, reduced demand for our products and negative impacts on our industry and the markets we serve. Further, acts of terrorism, labor activism or unrest and other geopolitical unrest could cause disruptions in our operations and those of our suppliers and customers. We maintain business continuity insurance coverage at levels that we believe are appropriate for our business, but there can be no assurance that the amounts of insurance will be sufficient to satisfy any damages and losses associated with such events.

Our products may not operate as intended.

We design, manufacture, service and sell complex and sophisticated aerospace, medical technology and specialized industrial products. These products are manufactured according to detailed specifications and are subject to strict approval or certification requirements. Technical, mechanical and other failures have occurred in the past, and may occur in the future, whether as a result of manufacturing or design defects, operational processes or production issues. Our products could also fail as a result of cyber-attacks, such as those that seize control and result in misuse or unintended use of our products, or other intentional acts. As many of our products are mission-critical components, the failure of one of our products could lead to catastrophic consequences for the end products in which our products are component parts such as plane crashes. If our products do not operate as intended, we could be subject to product liability claims, product recalls, regulatory directives, warranty claims, service, repair and maintenance costs, damages and fines and other liabilities and our reputation could be adversely affected.

We may be unable to renew our leases.

We have made significant capital expenditures to ensure our leased facilities are suitable for our purposes as well as to meet requirements that we are subject to and obtain facility security clearances. However, at the end of the lease term and during any renewal period for a facility, we may be unable to renew the lease on commercially reasonable terms, or at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could materially impact our ability to meet certain contractual schedule commitments or require us to incur significant costs to increase production at other facilities. In addition, relocating facilities could subject us to construction and other costs and risks, including significant capital expenditures, an inability to retain qualified personnel and a decrease in production and performance at the new facilities compared to the existing facilities. Additionally, we may have to seek qualification of any new facilities in order to meet customer or contractual requirements and to obtain facility security clearances for the new facility in order to continue to perform on classified contracts. Further, we may not be able to secure a replacement facility in a location that is as commercially viable as that of the lease we are unable to renew, due to contracts that may require us to have facilities in certain locations.

We could continue to incur significant costs under our leases if we close or scale down facilities.

Many of our facilities are located on leased premises subject to non-cancellable leases. Typically, our leases have initial terms ranging from five to ten years, with options to renew for specified periods of time. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments, and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term, even though we do not derive any revenue from such leased property.

We have a decentralized organizational structure, under which our business units operate with significant autonomy.

We operate through a decentralized organizational structure in which our business units have significant operational and managerial autonomy. This structure is intended to enhance agility, accountability and customer focus across our diverse portfolio of products and businesses. However, the autonomy of our business units also presents risks associated with inconsistent execution of enterprise policies and controls. Because our business units are responsible for their own operational performance, compliance and risk management, variations in management practices or local decision-making could result in inconsistent application of our corporate standards and procedures. This may affect areas such as contract compliance, ethics and business conduct, intellectual property policies and procedures, cybersecurity and data privacy, export and import controls, anti-corruption, environmental, health and safety and product quality. As we operate in highly regulated industries and act as a U.S. government contractor or subcontractor, a failure by any business unit to comply with applicable laws, regulations or contract requirements could subject us to administrative, civil or criminal proceedings, monetary penalties, loss of contract awards, suspension or debarment and reputational harm. Our decentralized model also increases the complexity of implementing company-wide initiatives, integrating acquisitions and maintaining consistent oversight across multiple operating environments. Communication gaps or delays in escalation between business unit leadership and corporate management could impair our ability to identify and respond promptly to emerging risks or operational issues. Our decentralized organizational structure may result in compliance challenges and may heighten many of the risk factors described in this “Risk Factors” section, including those related to cybersecurity and data protection, supply chain management, product quality and safety, internal controls over financial reporting and the retention and development of key personnel. In addition, our operations may be disrupted and we may be subject to additional risks as a result of any effort we undertake to align policies and procedures across our business units. Any such issues could adversely affect our business, financial condition, results of operations and reputation.

Disruptions to the various information technology systems upon which our operations and our products and services rely could harm our business, reduce our revenue, increase our expenses, damage our reputation and adversely impact our performance.

We rely on software, hardware, communication networks, cloud services and other information technology systems, including those of third parties, to process, transmit, store and protect electronic information. A significant portion of the communications between our personnel, customers, suppliers and vendors depends on such information technology systems, and we heavily rely on access to such information technology systems for our operations. Additionally, we rely on third-party service providers to execute certain business processes and maintain certain information technology systems and infrastructure. Any of these information technology systems may contain defects or errors when implemented or when new functionality is released, as we may modify, enhance, upgrade and implement new systems, procedures and controls to reflect changes in our business, technological advancements and changing industry trends. Additionally, such upgrades or replacements may not improve our productivity to the levels anticipated and may subject us to inherent costs and risks associated with implementing, replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into other existing systems.

Any disruption to these information technology systems, whether as the result of computer or telecommunications issues (including operational failures, server malfunctions, software bugs, errors or defects, or software or hardware failures), natural disasters, severe weather, power outages, telecommunication failures, personnel misconduct or error, localized conditions or events, or circumstances of broader geographic impact, could materially adversely affect our business by disrupting normal operations. This could impede our sales, disrupt or prevent manufacturing or other critical functions, result in loss or corruption of critical data or harm our customers, and the financial costs we could incur to respond to these disruptions could be significant and may be difficult to anticipate or measure. Moreover, such a disruption could cause reputational and financial harm or cause our customers to seek to terminate their contracts, delay or withhold payment or make claims against us. If any disruption to any information technology system on which we rely occurs, regardless of whether the disruption originates from our systems or those of our partners or suppliers, the market perception of the effectiveness of our products or services could be harmed. Any of the foregoing could subject us to liability to our customers, suppliers, business partners or any affected individual, lost business, increased insurance costs, difficulty in collecting accounts receivable, costly litigation or adverse publicity, which could materially and adversely affect our business, financial condition and results of operations.

Cyberattacks, security incidents or other unauthorized access to our or our service providers’ information technology systems or sensitive or proprietary information, or any perceived compromise thereof, could have an adverse effect on our business and operations.

We have in the past been, and may in the future be, impacted by security incidents, including attacks from bad actors intended to circumvent our security capabilities. We are susceptible to compromises of our information technology systems and data, including those arising from process, coding or human errors. Cyberattacks, data breaches, data losses and other security incidents can result from, among other things, inadequate personnel, inadequate or failed internal control processes and systems or external events or actors that interrupt normal business operations and may include disruptions, failures, service outages, unauthorized access or misuse, software bugs, server malfunctions, software and hardware failure, defective software or hardware updates, malware and ransomware, social engineering and phishing attacks, theft of IP, trade secrets or other corporate assets, denial-of-service attacks, hacking by common hackers, criminal groups, nation-state organizations or social activist organizations, misconduct, fraud, error and other events that could have a serious impact on us. These risks may be further increased as a portion of our employees work from home. We may not have the resources or technical sophistication to anticipate, prevent or detect rapidly evolving types of cyberattacks and other security risks. Attacks may be targeted at us, our customers, suppliers, vendors or other service providers or others who have entrusted us with information, and such parties have faced and may continue to face cyberattacks, compromises or other security incidents from a variety of sources. A successful attack or other incident that results in an interruption of service or that compromises our or our service providers’ information technology systems or data could have a significant negative effect on our operations, reputation, financial resources and the value of our IP. We cannot assure you that any of our efforts to manage this risk will be effective in protecting us from such attacks.

Because of the frequently changing attack techniques, along with increased volume, persistence and sophistication, we may be adversely impacted by such attacks or other security incidents. Because such techniques change frequently, including through enhancements by the use of AI, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. It is virtually impossible for us to entirely eliminate the risk of such attacks, compromises, interruptions in service or other security incidents affecting our information technology systems or data, or those of our service providers.

Once a cyberattack or security incident is identified, we may be unable to remediate or otherwise respond to such an incident in a timely manner. While we have policies and procedures in place, including system monitoring and data back-up processes to prevent or mitigate the effects of these potential incidents, such incidents and other disruptions to information technology systems could interfere with our operations. Any failure to maintain, or disruption to, our information technology systems, whether as a result of cyberattacks or otherwise, could damage our reputation, subject us to legal claims and proceedings or remedial actions, create risks of violations of data privacy and cybersecurity laws, rules and regulations and cause us to incur substantial additional costs. Existing or emerging threats may have an adverse impact on our information technology systems and, further, technological enhancements to prevent business interruptions could require increased spending. Furthermore, cyberattacks and security incidents pose a risk to confidential data and IP, which could result in damage to our competitiveness and reputation. The costs, potential monetary damages and operational consequences of responding to cyberattacks and security incidents and implementing remediation measures may not be covered by any insurance that we may carry from time to time. We cannot predict the degree of any impact that increased monitoring, assessing or reporting of cybersecurity matters would have on operations, financial conditions and results.

We are subject to complex and evolving laws, regulations, and industry requirements related to data privacy, data protection, information security and cybersecurity across different markets where we conduct our business.

We are required to comply with stringent, complex and evolving laws, rules, regulations and standards in many jurisdictions, as well as contractual obligations, relating to data privacy and cybersecurity. Ensuring compliance with such requirements may increase operating costs, impact our data processing practices and policies and the development of new products or services, and reduce operational efficiency, any of which could adversely affect our business and operations.

In the U.S., there are numerous federal, state and local data privacy and cybersecurity laws, rules, and regulations governing the collection, sharing, use, retention, disclosure, security, transfer, storage and other processing of personal information, including federal and state data privacy and cybersecurity laws, data breach notification laws and data disposal laws. These include the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act, and similar state privacy laws. At the international level, we are subject to the General Data Protection Regulation (the “GDPR”) and its equivalent in the United Kingdom (the “U.K. GDPR”). Implementing mechanisms to endeavor to ensure compliance with the GDPR and the U.K. GDPR may be onerous and expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty.

We are also subject to the DoW Cybersecurity Maturity Model Certification (“CMMC”) program, which mandates assessments, including in certain cases by third parties, for companies working with the DoW in order to verify such companies’ adherence to specific cybersecurity standards. Such compliance program is currently being phased in and expected to be completed by November 2028. To the extent we are unable to achieve certification in advance of contract awards, or we fail to achieve or maintain certification at the level required for a particular contract award, we will be unable to bid on such contract awards or follow-on awards for existing work with the DoW, which could materially adversely impact our revenue, profitability and cash flows. Additionally, our subcontractors, and certain of our vendors, may also need to comply with CMMC requirements. We may be negatively impacted if our subcontractors or vendors are not compliant with CMMC requirements. The obligations imposed on us under the CMMC may be different from, or in addition to those otherwise required by the data privacy and cybersecurity laws, rules and regulations to which we are subject. The costs to obtain and maintain CMMC certification are significant and may increase, which could materially adversely affect our business, results of operations, prospects and financial condition. Failure to maintain required certification may also result in bid protest challenges, and inaccurate representations regarding compliance could expose us to liability, under applicable laws, including the False Claims Act.

We have implemented internal controls and procedures designed to be compliant with the data privacy and cybersecurity laws, rules and regulations to which we are subject, the CMMC and other applicable standards, as well as contractual obligations related to data protection. However, such controls and procedures may not enable us to be fully compliant with such laws, rules and regulations. Moreover, data privacy and cybersecurity laws, regulations, standards and obligations are uncertain and evolving and may be modified, replaced, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations. We cannot yet determine the impact that such modifications or interpretations may have on our business. As such, we cannot assure ongoing compliance with all such laws or regulations and other legal obligations, and our efforts to do so may cause us to incur significant costs or require changes to our business practices, which could materially adversely affect our business, results of operations, prospects and financial condition. The rapid evolution and increased adoption of AI technologies may intensify these risks. Any failure or perceived failure by us to comply with applicable laws or regulations, or other contractual or legal obligations, or to adequately address privacy and security concerns, even if unfounded, may result in governmental enforcement actions, private litigation (including class actions), fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have a material adverse effect on our reputation, inhibit sales and materially adversely affect our business, results of operations, prospects and financial condition.

Our business is subject to economic, political, regulatory and other risks associated with international operations.

Our operations outside of the U.S. are subject to risks beyond those otherwise applicable to our domestic operations. Our net sales to foreign customers represented approximately 33.9% of our revenue for the year ended December 31, 2025. In addition, a number of our suppliers are located in foreign jurisdictions. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including inflationary pressures, economic weakness or political instability in particular non-U.S. economies and markets; the risk of government-financed competition; difficulties in compliance with non-U.S. laws and regulations; changes in non-U.S. regulations and customs, tariffs and trade barriers; changes in non-U.S. currency exchange rates and currency controls; changes in a specific country’s or region’s political or economic environment; trade protection measures, economic sanctions and embargoes, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments; negative consequences from changes in tax laws, including with respect to the repatriation of funds; difficulties associated with staffing and managing international operations; business interruptions resulting from geopolitical actions and conflict, war and terrorism, including hostilities in Iran and related conflicts, the conflict between Russia and Ukraine and resulting sanctions, retaliatory measures, changes in the availability and price of various materials and effects on global financial markets; business interruptions resulting from natural disasters; and the impact of public health epidemics on employees and the global economy. Any of these factors could reduce the demand for our products, reduce our margins and create supply chain issues, such as those relating to the availability and price of raw materials and component parts, merchandise quality, shipping and transport availability, cost and security.

Failure to comply with applicable economic and trade sanctions could materially adversely affect our reputation and results of operations.

Our business must be conducted in compliance with applicable economic and trade sanctions and export control laws and regulations, such as those administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC"), the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, the Directorate of Defense Trade Controls and other relevant authorities. Such laws and regulations prohibit or restrict certain operations, investment decisions and sales activities, including dealings with certain countries or territories and with certain governments and designated persons. Such laws and regulations change over time and could be affected by political factors and the then-current political environment. Any violation or alleged violation by us, our employees, contractors or agents or others acting on our behalf or associated with us could expose us to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures.

Risks Related to Our Financial Condition and Accounting Matters

We may require additional capital to support our growth.

We have funded our operations primarily through revenue generated by our products and services. We intend to continue to make investments in our business to respond to business opportunities, including developing new products and services, enhancing our operating infrastructure, expanding our operations and acquiring complementary businesses and products, all of which may require us to secure additional funds. Additional funds may not be available when we need them or on terms that are acceptable to us. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. We may seek additional capital through a variety of means, including through public and private equity offerings and debt financings, credit and loan facilities and collaborations. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of such equity or convertible debt securities may include liquidation or other preferences that are senior to or otherwise adversely affect your rights as a shareholder. If we raise additional capital through the sale of debt securities or through credit or loan facilities, we may be restricted in our ability to take certain actions, such as incurring additional debt, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness, which restrictions could adversely impact our ability to conduct our operations and execute our business plan. If we raise additional capital through collaborations with third parties, we may be required to relinquish valuable rights to our IP and products, or we may be required to grant licenses to our IP and products on unfavorable terms.

Our quarterly operating results may vary widely.

Our quarterly revenue, cash flow and operating results have and may continue to fluctuate significantly in the future due to a number of factors, including the following: fluctuations in revenue derived from customer contracts; contract mix; the size and timing of orders; the mix of products and services that we sell in the period; fluctuations in customer demand for some of our products or services; unanticipated costs incurred in the introduction of new products and services; fluctuations in the adoption of our products and services in new markets; our ability to win additional contracts from existing customers or other contracts from new customers; cancellations, delays or contract amendments by our customers; changes in policy or budgetary measures that adversely affect our U.S. government customers and customers serving the U.S. and foreign governments; the cost of complying with various regulatory requirements applicable to our business and the potential penalties or sanctions that could be imposed for non-compliance; and our ability to obtain the necessary export licenses for sales of our products and services to international customers.

Changes in the volume of products and services provided under existing contracts and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flow from operations because a relatively large amount of our expenses are fixed. We incur significant operating expenses during the start-up and early stages of large contracts and typically do not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when contracts expire or are terminated or are not renewed.

We face downward pricing pressure.

There is substantial and continuing pressure from our customers to reduce the prices they pay to suppliers such as us. We attempt to manage such downward pricing pressure, while trying to preserve our business relationships with our customers, by seeking to reduce our production and procurement costs through various measures, including implementing cost-effective process improvements and partnering with our own suppliers to reduce our cost of raw materials and component parts. Our suppliers have periodically resisted, and in the future may resist, pressure to lower their prices. We may be unable to fully offset price reductions from our customers by reducing our costs.

Our indebtedness and the restrictive covenants under the agreements governing our indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness. As of March 31, 2026, we had $2,679.7 million outstanding principal amount of indebtedness. Such indebtedness could have important consequences, including making it more difficult for us to satisfy our obligations with respect to our indebtedness; limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other general corporate requirements; increasing our borrowing costs; increasing our vulnerability to general economic downturns and adverse competitive and industry conditions; requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; placing us at a competitive disadvantage compared to competitors that have less debt; and impacting investors’ perception of us.

All of our indebtedness bears variable rates, thereby making us more vulnerable to rising interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. We hedge a portion of our variable rate indebtedness; however, there can be no assurance that we will be able to continue to do so on commercially reasonable terms, or at all.

The agreements that govern our indebtedness impose significant operating and financial restrictions on us. Negative covenants limit us from, among other things, incurring indebtedness, creating liens on our properties, entering into merger or consolidation transactions, selling assets, disposing of all or substantially all of our assets, paying dividends and distributions and making other restricted payments. As a result of these restrictions, we are limited as to how we conduct our business and may be unable to compete effectively or take advantage of new business opportunities. Our failure to comply with the restrictive covenants as well as other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date and result in the lenders thereunder to terminate their commitments.

Our ability to maintain compliance with the covenants imposed by our indebtedness and to repay the principal of, pay interest on and refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors, many of which are beyond our control. If we are unable to comply with the covenants imposed by our indebtedness or to generate sufficient cash flow to service or repay our indebtedness, we may be in default and be required to adopt one or more alternatives, such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital that can be highly dilutive. These remedies may not be available to us on commercially reasonable terms, or at all.

Additional tax liabilities and changes in tax laws could adversely impact our results of operations and financial condition.

We are subject to income taxes in the U.S. and subject to tax laws in various foreign jurisdictions. The laws and regulations in these jurisdictions are inherently complex, and we are obliged to make judgments and interpretations about the application of these laws and regulations. Such judgments and interpretations may be incorrect and be subject to challenge by tax authorities. If tax audits result in assessments different from amounts reserved, our income statement could include unfavorable adjustments to our tax liabilities. In addition, we could be adversely affected by changes to tax laws and regulations in the jurisdictions in which we operate.

We may incur expenditures prior to the final receipt of a contract.

We provide various specialized products, services and sometimes procure equipment and materials on behalf of our customers under various contractual arrangements. From time to time, in order to ensure that we satisfy our customers’ delivery requirements and schedules, we may elect to initiate procurement and production in advance of receiving a contract award or final authorization from the government or a prime contractor. These actions that we may take to procure materials and/or commence production in advance of a contract award or final authorization require use of our working capital resources which impact our near-term operating cash flows. If our government or prime contractor customers’ requirements should change or if the government or the prime contractor should direct the anticipated procurement to another contractor, or if the anticipated contract award or final authorization does not materialize, or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them. This could reduce anticipated earnings or result in a loss, materially adversely affecting our business, results of operations, prospects and financial condition.

Changes in our accounting estimates could materially adversely affect our financial results.

Contract accounting requires judgments relative to assessing risks, including risks associated with estimating contract transaction prices and costs, assumptions for schedule and technical issues, customer-directed delays and reductions in scheduled deliveries and unfavorable resolutions of claims and contractual matters. Due to the size and nature of many of our contracts, the estimation of total costs at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; and consider incentives or penalties related to performance on contracts and include them in the variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the related uncertainty is resolved. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates could materially adversely affect our results of operations and financial condition.

Our financial results of operations could be adversely affected by impairment of our goodwill or other intangible assets.

Goodwill and other intangible assets that have indefinite useful lives must be evaluated at least annually for impairment. The specific guidance for testing goodwill and other non-amortized intangible assets for impairment requires management to make certain estimates and assumptions. Changes in our estimates and assumptions, including as a result of factors beyond our control, could adversely impact the fair value of reporting units and result in impairments of goodwill and other intangible assets. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified. Such a non-cash charge could have a material adverse effect on our results of operations.

We could be required to make future contributions to our defined benefit pension and post-retirement benefit plans and our costs may substantially increase in connection with such plans as a result of adverse changes in interest rates and the capital markets, changes in actuarial assumptions and legislative or other regulatory actions.

Our estimates of liabilities and expenses for pensions and other post-retirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). A dramatic decrease in the fair value of our plan assets resulting from movements in the financial markets or a decrease in discount rates may cause the status of our plans to go from an over-funded status to an under-funded status and result in cash funding requirements to meet any minimum required funding levels. Our results of operations, liquidity or shareholders’ equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liability or changes in employee workforce assumptions.

We previously identified a material weakness in our internal control over financial reporting. If we experience additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements may be adversely affected.

We have been a private company since our inception and, as such, we have not been required to meet the internal control over financial reporting requirements that are applicable to a public company. As a result of becoming a public company, we will be required to comply with such requirements and to furnish a report by management on the effectiveness of internal control over financial reporting.

We previously identified a material weakness in our internal control over financial reporting related to the design and operating effectiveness of our internal controls over the accounting for certain complex transactions which could impact our ability to accurately account for and report certain transactions. The Public Company Accounting Oversight Board (“PCAOB”) defines a material weakness as a “deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.” Following the identification of the material weakness, we implemented a series of remediation measures designed to address the identified material weakness. These measures included the following:

•
expanding our resources and personnel with the appropriate level of expertise within our technical accounting functions, including the hiring of an experienced Chief Accounting Officer with significant experience in complex transactions and public company reporting;
•
implementing standardized controls for the identification of complex transactions;
•
engaging external advisors with expertise and experience in the review of complex transactions and who are specialists in technical accounting matters, who advised management on accounting and reporting for transactions impacting the year ended December 31, 2025; and
•
redesigning existing controls and implementing new controls to standardize accounting and reporting processes, including enhanced documentation and management review and approval requirements that clarify judgment criteria and accounting relevant to complex transaction.

Based on these remediation measures, we have concluded that the identified material weakness has been remediated as of December 31, 2025. However, we cannot assure you that the measures we have implemented will be sufficient to avoid future material weaknesses.

Pursuant to Section 404 of the Sarbanes-Oxley Act, management is not required to perform an assessment of, and our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our second Annual Report on Form 10-K to be filed with the SEC. When our independent registered public accounting firm formally attests to the effectiveness of our internal control over financial reporting, it may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent and detect error and/or fraud in a timely manner. Our ability to maintain effective disclosure controls and internal control over financial reporting may be further impacted by our decentralized model. If we are unable to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, our independent registered public accounting firm may not issue an unqualified opinion, we may be unable to produce timely and accurate financial statements, investors could lose confidence in our reported financial and other information and we may be subject to sanctions or investigations by the SEC or other regulatory authorities, any of which could have a material adverse effect on the trading price and liquidity of our Class A common stock.

Risks Related to Government Regulation and Legal Matters

We are subject to extensive governmental regulation.

We are subject to numerous state, federal and international laws and directives and regulations in the U.S. and abroad that involve matters central to our business, including data privacy and security, employment and labor relations, immigration, taxation, import-export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

We are also subject to certain domestic and international anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), other domestic U.S. bribery laws, the UK Bribery Act and similar laws and regulations in other jurisdictions. These laws and regulations generally prohibit the company and its employees and intermediaries from directly or indirectly authorizing, promising, offering or providing payments or benefits to government officials and other recipients in order to obtain or retain business improperly or secure an improper business advantage. We contract with governments and government agencies, and our business in various countries may involve interactions with government officials responsible for enforcing regulations or the authorization of permits, licenses or other approvals necessary for our business activities. We also may engage third parties or participate in joint ventures that can expose us to liability for the illegal activities of our partners or agents, even if we do not explicitly authorize such activities. Violations of applicable anti-corruption laws could subject us to significant civil or criminal penalties, including fines, disgorgement of profits, injunctions and debarment from government contracts, adverse media coverage and investigations, any of which could have a material adverse effect on our reputation, business and results of operations. Our exposure for violating these laws will increase as our international presence expands and as we increase sales and operations in foreign jurisdictions.

Also, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated disclosure requirements regarding the use of certain minerals (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo or another covered country under such act. There are costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes or sources of supply as a consequence of such verification activities. Given the complexity of our supply chain, we may not be able to ascertain the origin of these minerals used in our products in a timely manner, which could cause some of our customers to disqualify us as a supplier to the extent we are unable to certify our products are conflict mineral free. Additionally, the rule could affect sourcing at competitive prices and availability in sufficient quantities of such minerals used in our manufacturing processes for certain products.

Our business may be adversely affected if we were to lose our government or industry approvals, if more stringent government regulations were enacted or if industry oversight were to increase.

The aerospace industry is highly regulated in the U.S. and in other countries. In order to sell our products, we and the products we manufacture must be certified by the FAA, the DoW and similar agencies in foreign countries and by individual manufacturers. If any existing material authorizations or approvals were revoked or suspended, our business and reputation would be adversely affected. In addition, if new and more stringent government regulations are adopted or if industry oversight increases, we might incur significant expenses to comply with any new regulations or heightened industry oversight.

We are at times required to obtain approval to export our products from U.S. government agencies and similar agencies elsewhere in the world. U.S. laws and regulations applicable to us include the Arms Export Control Act, the ITAR, the Export Administration Regulations (“EAR”) and the sanctions administered by the OFAC. EAR restricts the export of commercial and dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. Approval and license requirements change over time and could be affected by political factors and the then-current political environment. Failure to obtain required approval or licenses to export, or a determination by the U.S. government or similar agencies that we failed to receive required approvals or licenses to export, our products would eliminate or restrict our ability to sell our products and result in significant penalties, damages and fines and exclusion from future government contracts.

Contracting in the defense industry is subject to significant regulation.

Like all government contractors, including when we serve as a subcontractor to customers contracting with the U.S. government, we are subject to risks associated with this contracting. These risks include the potential for substantial civil and criminal fines and penalties. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by government agencies. The failure to comply with the terms of our and our customers’ government contracts could harm our reputation and result in our suspension or debarment from future contracts.

Product liability lawsuits and product recalls could cause us to incur substantial liabilities and to limit the commercial potential of our products.

We face an inherent risk of product liability and product recalls. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease sales of our affected products. Even a successful defense would require significant financial and management resources. In addition, any product liability claims, regardless of outcome or basis, could damage our reputation for quality products, adversely affecting our ability to retain and attract customers. We currently carry product liability insurance in an amount that we believe is appropriate for our business. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We also may not be able to maintain insurance coverage in the future at an acceptable cost, or at all. Any liability not covered by insurance or for which third-party indemnification is not available could result in significant liability to us.

To the extent that a product fails to conform to its specifications or comply with the applicable laws or regulations, we may voluntarily or be required to conduct a product recall. Recalls are costly and take time and effort to administer and damage our reputation. Moreover, if any of our customers recall a product due to an issue with a product or component that we supplied, they may claim that we are responsible for such issue and may seek to recover the costs related to such recall or be entitled to certain contractual remedies from us. Recalls may further result in decreased demand for our or our customers’ products, could cause our customers to return products to us for which we may be required to provide refunds or replacement products or could result in product shortages. Recalls may also require regulatory reporting and result in findings of noncompliance and regulatory enforcement actions.

Litigation and other proceedings may adversely affect our business.

From time to time, we are and may become involved in legal and regulatory proceedings relating to contract claims, product liability claims, occupational health and safety matters, employee compensation and other employment-related matters and other proceedings. Such claims may be in the form of individual or class actions and may be brought by affected persons or governmental authorities. Legal and regulatory proceedings are inherently unpredictable. The outcome of such proceedings, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future. Regardless of merit or outcome, these proceedings could result in substantial cost, require us to devote substantial resources to defend ourselves, create adverse publicity and damage our reputation, undermine our customers’ confidence and reduce the demand for our products and services.

Our employees or others acting on our behalf may engage in misconduct or other improper activities, which could cause us to lose contracts or cause us to incur costs.

We are exposed to the risk that employee fraud or other misconduct from our employees or others acting on our behalf could occur. Misconduct could include fraud or other improper activities such as falsifying time or other records, and violations of laws and the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory investigations or sanctions against us, corruption or disruption of our systems or those of our customers, impairment of our ability to provide services to our customers, loss of current and future contracts, indemnity obligations, serious harm to our reputation and other potential liabilities. Although we have implemented policies, procedures, training and other compliance controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. This risk of improper conduct may increase as we continue to expand and do business with new partners. Misconduct or other improper activities by our employees or others could damage our reputation and subject us to administrative, civil or criminal investigations and enforcement actions, fines and penalties, restitution or other damages including civil False Claims Act allegations (which can include civil penalties and treble damages), loss of security clearance, loss of current and future customer contracts, loss of privileges and other sanctions, including suspension or debarment from contracting with federal, state or local government agencies, any of which would materially adversely affect our reputation, business, results of operations, prospects and financial condition.

We could incur substantial costs as a result of violations of or liabilities under environmental laws and regulations.

Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. Environmental laws and regulations may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, and compliance with these existing and evolving environmental laws and regulations requires and is expected to continue to require significant operating and capital costs. We may be subject to substantial administrative, civil or criminal fines, penalties or other sanctions (including suspension and debarment) for violations. In addition, as we enter into strategic acquisitions and investments, we may be subject to additional environmental risk, obligations and liabilities which may or may not be known to us at the time of such strategic acquisitions or investments. For example, we assumed certain liabilities related to environmental investigations and potential obligations to perform remediations. We have accrued amounts on our balance sheet related to these environmental investigations and remediations as described in further detail in “Note 12. Commitments and Contingencies” to the unaudited Arxis Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q. However, there can be no assurances that these accruals will be sufficient or that these matters will not have an adverse effect on our reputation, business, results of operations, prospects and financial condition.

Governmental authorities in the U.S. and abroad are increasingly focused on potential contamination resulting from the use of certain chemicals, most notably per- and polyfluoroalkyl substances (“PFAS”). As is common in our industry, certain of our products use PFAS. As a result, we may incur costs related to materials management and historic usage and disposal of PFAS-containing materials, transitioning away from the usage of PFAS- containing products, reporting the historical usage of PFAS and remediating any environmental impacts.

Estimates of our environmental liabilities are subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, including changes in law and regulation, imprecise engineering evaluations and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as any investigations and remediations proceed, it is likely that adjustments in our accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on our results of operations or cash flows in a given period.

We may also become a party to legal proceedings and disputes involving government and private parties (including individual and class actions) relating to alleged impacts from pollutants released into the environment, including bodily injury and property damage.

These matters could result in material compensatory or other damages, remediation costs, penalties, non-monetary relief and adverse allowability or insurance coverage determinations. The impact of these factors is difficult to predict, but one or more of them could harm our reputation and business and have a material adverse effect on our results of operations, prospects and financial condition.

Regulations designed to address climate change may result in additional compliance costs.

Our operations and products and those of our customers are currently subject to rules limiting emissions and to other climate-related regulations in certain jurisdictions where we operate. The increased prevalence of global climate change concerns may result in new regulations that may negatively impact us, our suppliers and customers. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us, our suppliers and our customers, resulting in increases in the costs of raw materials and component parts and reduced demand for our products and services.

Risks Related to Intellectual Property

We may be unable to adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights on which our business depends.

Our business depends in part on our ability to seek, obtain, maintain, protect and enforce our IP and other proprietary rights, including with respect to our proprietary design, manufacturing processes, databases, confidential information and know-how. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, patent, trade secret and unfair competition laws in the U.S. and similar laws in other countries, as well as confidentiality and license agreements with our employees, contractors, consultants and third parties with whom we have relationships to establish, maintain and protect our IP rights. We may, over time, strategically increase our IP investment through additional trademark, patent and other IP filings, which could be expensive and time-consuming and are not guaranteed to result in the issuance of registrations. In addition to registering material and eligible IP, we rely to a degree on contractual restrictions to prevent others from exploiting our IP rights. IP laws vary by jurisdiction and we may be unable to maintain, protect or enforce our proprietary rights adequately in all cases, or do so without undue cost.

Our efforts to establish, maintain, protect and enforce our IP rights may not be sufficient or effective. Our IP rights, including rights in our proprietary design and manufacturing processes and trade secrets, could be lost through misappropriation or breach of our confidentiality and license agreements. Moreover, any of our IP rights may be circumvented, infringed, diluted, disclosed, misappropriated, challenged or otherwise violated, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our IP rights will be sufficient to protect against others offering products or technologies that are substantially similar to ours and that compete with our business.

Further, IP protection may not be available to us in every country in which our products are available, and the laws of certain countries do not protect proprietary rights to the same degree as the laws of the U.S. Therefore, in certain jurisdictions, we may be unable to protect our IP adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position.

Our reliance on proprietary information, such as trade secrets, know-how and confidential information, depends in part on agreements we have in place with employees, independent contractors and other third parties that allocate ownership of IP and place restrictions on the use and disclosure of this IP and confidential information, such as confidentiality and invention assignment agreements. We require third parties who may have access to our proprietary information, such as trade secrets, know-how and confidential information, to enter into non-disclosure agreements or to be bound by professional, fiduciary or other contractual obligations requiring the applicable third party to protect our trade secrets, know-how and confidential information. These agreements may be insufficient or may be breached, especially after our employees or third parties end their employment or engagement with us, in either case potentially resulting in the unauthorized use or disclosure of our proprietary information, such as trade secrets, know-how and confidential information, including to our competitors, which could cause us to lose any competitive advantage resulting from this IP, and we cannot be certain that we will have adequate remedies for any breach. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets and know-how. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our proprietary information, such as trade secrets, know-how and confidential information, or otherwise developed IP for us. Individuals and entities not subject to invention assignment agreements may make adverse ownership claims to our current and future IP, and, to the extent that our employees, independent contractors or other third parties with whom we do business use IP owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Failure to obtain, maintain or protect proprietary information, such as trade secrets, know-how and other confidential information, could adversely impact our business. Additionally, employees, independent contractors and other third parties may make adverse ownership claims to our current and future IP, and, to the extent that our employees, independent contractors or other third parties with whom we do business use IP owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Furthermore, competitors or other third parties may independently discover our trade secrets, copy or reverse engineer our products or portions thereof or develop similar technology.

We may be subject to claims for alleged infringement, misappropriation or other violation of others’ intellectual property and proprietary rights, and we may incur significant costs in our efforts to successfully avoid, manage, defend and litigate intellectual property matters.

We also may be subject to claims of infringement, misappropriation or other violation of IP and proprietary rights from third parties. IP litigation and disputes are often complex and uncertain. This risk has been amplified by the increase in “non-practicing entities” or patent holding companies that seek to monetize patents they have purchased or otherwise obtained and whose sole or primary business is to assert such claims. Our IP portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement, misappropriation or other violation. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us, payment of damages, including treble damages if we were found to be willfully infringing on ongoing royalty payments and significant settlement payments, including to satisfy indemnification obligations. Such claims may require us to temporarily or permanently cease engaging in certain activities or offering certain products or services in some or all jurisdictions, develop or substitute non-infringing technologies, redesign affected products, which may not be commercially feasible and may require us to incur substantial cost, or enter into costly settlement, royalty or licensing agreements, which may not be available on commercially reasonable or favorable terms, or at all.

We may engage in legal action to enforce, defend or protect our IP rights. Our efforts to enforce our IP rights in this manner may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our IP rights. Generally, IP litigation is expensive, time-consuming and unpredictable. Our involvement in IP litigation could divert the attention of our management and technical personnel, expose us to significant liability and have a material, adverse effect on our business.

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business.

Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary software from operating properly. For example, errors or other design defects within the software on which we rely may result in failure to comply with applicable laws and regulations, a negative experience for customers, delayed introductions of new features or enhancements or failure to protect data or our IP. If our proprietary applications do not function reliably or fail to achieve customer expectations in terms of performance, we may lose or fail to grow in customer usage and customers could assert liability claims against us. This could damage our reputation and impair our ability to attract or maintain relationships with our customers and third parties.

Our proprietary software contains, or may in the future contain, open source software, which may pose particular risks to our proprietary software and services in a manner that could have a material and adverse effect on our business, financial condition and results of operations.

We use open source software in connection with our proprietary software and anticipate using open source software in the future. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our platform. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, any open source software or derivative works that we have developed using such software, which could include proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering our products or services unless and until we can re-engineer such source code in a manner that avoids infringement. This re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protection regarding infringement claims or the quality of the code. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop technology that is similar to or better than ours. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We currently license and may in the future license third-party intellectual property.

We currently license and may in the future license certain IP rights from third parties. While we believe, based upon past experience and standard industry practice, that such licenses generally could be obtained and maintained on commercially reasonable terms, there can be no assurance that our existing or future third-party licenses will be available to us on commercially reasonable terms, if at all. Our ability to comply with such license terms may be affected by factors that we can only partially influence or control. If any of our third-party licensors are acquired by our competitors, the applicable licensed IP may no longer be available to us or available only on less favorable terms, which could adversely impact our business, results of operations and financial condition. Further, if we fail to comply with any of our obligations under such agreements, we may be required to pay damages, and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our products and services or inhibit our ability to commercialize future systems. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed IP rights against infringing third parties, if the licensed IP rights are found to be infringing third-party rights, or if we are unable to enter into necessary licenses on acceptable terms. In addition, the agreements under which we license IP from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant IP, or increase what we believe to be our financial or other obligations under the relevant agreement. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing our products and services. Our inability to maintain or obtain any third-party license required to sell or develop our products and services, or the need to engage in litigation regarding our third-party licenses, could have a material adverse effect on our business, operating results and financial condition.

Risks Related to the Reorganization

We may not realize the anticipated benefits from the Reorganization.

The benefits that we expect to achieve as a result of the Reorganization will depend, in part, on our ability to realize anticipated cost savings and synergies. As a combined company, we believe that we will be able to, among other things, save on our costs as a result of greater purchasing power and economies of scale, streamline administrative and general corporate functions and implement and maintain a capital structure designed to meet our specific needs and industry dynamics. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include the creation of a new organizational structure, changes in processes and information systems, dis-synergies from the Reorganization and changes to our operating model. Even if we are able to execute this transition successfully, this may not result in the full realization of the benefits that we currently expect, either within the expected time frame, or at all. In addition, the costs to achieve the anticipated benefits may be higher than we currently anticipate.

We have incurred, and expect to continue to incur, significant transaction costs in connection with the Reorganization.

In connection with the Reorganization, we have incurred and expect to continue to incur significant costs and expenses, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs and other related expenses. We are not able to quantify the exact amount of these expenses or the period in which they will be incurred. Some of the factors affecting the costs associated with the Reorganization include the timing of the completion of the Reorganization, the structure and execution of the Reorganization and the resources required to transition and integrate the Arxis Businesses into a single combined organization. There may also be additional unanticipated significant costs in connection with the Reorganization that we do not currently anticipate. These costs and expenses could reduce the benefits we expect to achieve from the Reorganization.

Risks Related to Our Class A Common Stock

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we do not incur as a private company. For example, we will be subject to the reporting requirements of the Exchange Act, and will have to comply with the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as SEC rules and regulations and stock exchange listing standards, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. If we are unable to satisfy our obligations as a public company, our Class A common stock could be delisted and we could be subject to fines, sanctions, regulatory action and lawsuits.

We also expect that operating as a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, on our board committees or as executive officers.

Our Sponsor has substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

We have four authorized series of common stock: Class A common stock, which is entitled to one vote per share on all matters on which our stockholders generally are entitled to vote; Class B common stock, which is entitled to twenty votes per share on all matters on which our stockholders generally are entitled to vote; Class C common stock, which is not entitled to vote on any matter on which our stockholders generally are entitled to vote, in each case, except as otherwise provided in our Amended and Restated Certificate of Incorporation (our "Certificate of Incorporation") or as required by applicable law; and convertible common stock which will be entitled to vote on an as-converted basis in accordance with the terms set forth in our Certificate of Incorporation or as required by applicable law. Holders of our common stock vote together as a single class on all matters on which our stockholders generally are entitled to vote, except as otherwise provided in our Certificate of Incorporation or as required by applicable law. Following the completion of our IPO, our Sponsor beneficially owned common stock with 99.00% of the total voting power of our outstanding common stock. We have entered into a stockholders agreement with our Sponsor, pursuant to which our Sponsor will have certain director nomination rights, information rights and consent rights with respect to certain of our actions, including mergers and other extraordinary transactions, as long as our Sponsor and its permitted transferees beneficially own common stock representing at least 10% of the total voting power of our outstanding common stock. As a result, our Sponsor is able to control certain matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. Our Sponsor may also have interests that differ from yours and may vote or exercise its rights under the stockholders agreement in a way with which you disagree and which may be adverse to your interests. The concentration of voting power and the rights granted under the stockholders agreement may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our Company and might ultimately affect the market price of our Class A common stock.

We will be required to pay Arcline Arxis Advisory I, L.P. and any other persons that become parties to the Convertible-Related Tax Receivable Agreement for certain tax benefits we may receive.

Arxis has entered into a Convertible-Related Tax Receivable Agreement with Arcline Arxis Advisory I, L.P. whereby we will pay to Arcline Arxis Advisory I, L.P. 85% of the cash tax savings we realize with respect to the compensation deduction resulting from the transfer of the convertible common stock in respect of the services to be provided under the amended and restated advisory and consulting services agreement. Actual tax benefits realized by Arxis may differ from tax benefits calculated under the Convertible-Related Tax Receivable Agreement as a result of the use of certain assumptions in the Convertible-Related Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The compensation deduction is expected to be recognized in the year the convertible common stock is issued. Payment under the Convertible-Related Tax Receivable Agreement is due 125 days following the filing of our U.S. federal income tax return that reflects the applicable cash tax savings, subject to Arcline Arxis Advisory I, L.P.’s continued provision of services under the amended and restated advisory and consulting services agreement at the time of payment. We will have no further obligation to make payments in respect of tax benefits under the Convertible-Related Tax Receivable Agreement upon the earliest of (i) all payments required under the Convertible-Related Tax Receivable Agreement having been made, (ii) the election of an early termination by the independent members of our board and our making of the corresponding early termination payment and (iii) the termination of the amended and restated advisory and consulting services agreement.

The payments we will be required to make under the Convertible-Related Tax Receivable Agreement will principally depend on the value of convertible common stock and the prevailing federal tax rates applicable to us over the life of the Convertible-Related Tax Receivable Agreement (as well as the assumed combined state and local tax rate). Estimating the amount and timing of our realization of tax benefits subject to the Convertible-Related Tax Receivable Agreement is by its nature imprecise. For purposes of the Convertible-Related Tax Receivable Agreement, net cash savings in tax generally will be calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and certain simplifying assumptions with respect to state and local income taxes) to the amount we would have been required to pay had we not been able to utilize any of the deduction subject to the Convertible-Related Tax Receivable Agreement.

Payments under the Convertible-Related Tax Receivable Agreement may reduce cash that would otherwise be available for other uses and for the benefit of all stockholders, including for the payment of operating expenses, debt obligations, and taxes. However, because the payments under the Convertible-Related Tax Receivable Agreement are not expected to be substantial, we do not anticipate that such payments will materially affect our liquidity or our ability to meet these obligations.

Additionally, our obligations under the Convertible-Related Tax Receivable Agreement may create potential conflicts of interest between the interests of Arcline Arxis Advisory I, L.P. and those of our other shareholders. Such conflicts could arise in connection with decisions regarding tax planning, business investments, or the allocation of future cash flows, as Arcline Arxis Advisory I, L.P. may benefit from decisions that maximize the tax benefits subject to the Convertible-Related Tax Receivable Agreement, which could differ from decisions that maximize value for all stockholders.

Payments under the Convertible-Related Tax Receivable Agreement will be based on certain tax reporting positions regarding a compensation deduction in respect of the convertible common stock, and the Internal Revenue Service or another tax authority may challenge the positions upon which payment under the Convertible-Related Tax Receivable Agreement are based, as well as other related tax positions we take, and a court could sustain such challenge. Arcline Arxis Advisory I, L.P. will not reimburse us for any payments previously made if such positions are successfully challenged. As a result, in such circumstances, we could make payments to Arcline Arxis Advisory I, L.P. under the Convertible-Related Tax Receivable Agreement that are greater than our actual cash tax savings and we may not be able to recoup those payments, which could adversely affect our liquidity.

The Convertible-Related Tax Receivable Agreement will provide that (1) in the event that we breach any of our material obligations under the Convertible-Related Tax Receivable Agreement or (2) if, with the written approval of a majority of our independent directors, we elect an early termination of the Convertible-Related Tax Receivable Agreement, our obligations under the Convertible-Related Tax Receivable Agreement would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deduction subject to the Convertible-Related Tax Receivable Agreement. Because most of the deduction subject to the Convertible-Related Tax Receivable Agreement is expected to be utilized in the year of our IPO or the following year, we do not expect a breach or early termination election to meaningfully affect our obligations under the Convertible-Related Tax Receivable Agreement. However, it is possible that a payment under the Convertible-Related Tax Receivable Agreement in one of these situations could be made in advance of, and may be in excess of, the cash savings to which such a payment relates.

Our obligations under the Convertible-Related Tax Receivable Agreement will also apply with respect to any person that becomes a party to the Convertible-Related Tax Receivable Agreement in the future.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the Convertible-Related Tax Receivable Agreement depends on the ability of our subsidiaries to make distributions to us. There can be no assurance that we will be able to meet our obligations under the Convertible-Related Tax Receivable Agreement. To the extent that we are unable to make payments under the Convertible-Related Tax Receivable Agreement for any reason, such payments will accrue interest until paid and nonpayment may constitute a breach of a material obligation under the Convertible-Related Tax Receivable Agreement and therefore accelerate payments due under the Convertible-Related Tax Receivable Agreement, thereby requiring us to make such payments earlier than anticipated.

Our convertible common stock is convertible into Class B common stock (or, if no shares of Class B common stock are outstanding at the time of such voluntary conversion, shares of Class A common stock), and prior to conversion participates on an as-converted basis, which will have the effect of diluting the economic and voting interests of holders of our Class A common stock and may adversely affect the market price of our Class A common stock.

Our convertible common stock will be convertible into a number of shares of our Class B common stock (or Class A common stock if no Class B common stock is outstanding at the time of such conversion) on the terms and conditions described in our Certificate of Incorporation. In addition, prior to satisfaction of the conditions to conversion of the convertible common stock, each holder of convertible common stock is entitled to vote, to consent, to receive dividends, if any, to receive notices as stockholders with respect to any meeting of stockholders and to exercise any rights whatsoever as our stockholders in an amount equal to the number of Class B shares that represent 1.25% of the Company’s fully diluted capital stock. After satisfaction of the Conversion Conditions, if ever, each holder of convertible common stock is entitled, on an as-converted basis, to vote, to consent, to receive dividends, if any, to receive notices as stockholders with respect to any meeting of stockholders and to exercise any rights whatsoever as our stockholders until they become holders of the shares of our common stock issued upon conversion of the convertible common stock.

The conversion of the share of convertible common stock into shares of Class B common stock (or, if no shares of Class B common stock are outstanding at the time of such voluntary conversion, shares of Class A common stock) would dilute the economic ownership interests of existing stockholders, including holders of our Class A common stock.

Furthermore, because shares of Class B common stock will carry greater voting power than shares of our Class A common stock and shares of our convertible common stock are entitled to vote as described above, the voting power of the current holder of the share of convertible common stock, Arcline Arxis Advisory I, L.P., the Sponsor, will be disproportionately increased, further increasing the ability of the Sponsor to significantly influence or control the outcome of matters submitted to a vote of stockholders. This concentration of voting power could limit the ability of holders of Class A common stock to influence corporate matters and may have the effect of discouraging certain transactions, including changes of control, that holders of Class A common stock might otherwise view as beneficial. Furthermore, the existence of the share of convertible common stock, the issuance of shares of Class B common stock upon conversion, or the perception that such conversion may occur, could adversely affect the market price of our Class A common stock and increase volatility in the trading price of our securities.

In addition, as noted above, the share of convertible common stock may in the future be convertible into Class A common stock if no shares of Class B common stock are outstanding at the time of such voluntary conversion. Any sales in the public market of the Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the anticipated conversion of the convertible common stock into shares of our Class A common stock could adversely affect the market price of our Class A common stock and increase volatility in the trading price of our securities.

We are a “controlled company” within the meaning of Nasdaq corporate governance standards and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

We are a “controlled company” under Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We have availed ourselves of certain of these exemptions available to controlled companies, including (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement that we have a compensation committee that is composed entirely of independent directors and (iii) the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors. Consequently, holders of our Class A common stock will not have the same protections afforded to stockholders of companies that are subject to all Nasdaq corporate governance requirements. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Our Amended and Restated Certificate of Incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

Our Certificate of Incorporation provides for the allocation of certain corporate opportunities between us and our Sponsor and its affiliates. Under these provisions, our Sponsor and its affiliates will not have any duty to refrain from directly or indirectly engaging in the same or similar business activities or lines of business in which we or any of our affiliates engages or proposes to engage or otherwise competing with us or any of our affiliates. For instance, a non-employee director may pursue certain acquisition or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our financial performance, financial position and results of operations if attractive corporate opportunities are allocated by our Sponsor to itself or its affiliates or subsidiaries instead of to us.

The multi-series structure of our common stock may depress the trading price and liquidity of our Class A common stock.

The multi-series structure of our common stock may result in a lower or more volatile market price of our Class A common stock or other adverse consequences. For example, certain index providers restrict inclusion of companies with multi-series structures in certain of their indexes. In addition, certain proxy advisory firms oppose the use of multi-series structures. As a result, the multi-series structure of our common stock may prevent the inclusion of our Class A common stock in certain indices and may cause proxy advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, which could result in a less active trading market for our Class A common stock and adversely affect the value of our Class A common stock. In addition, the difference in the voting rights of the series of our common stock could harm the value of our Class A common stock to the extent that any investor or potential future purchaser of our Class A common stock ascribes value to the superior voting power of our Class B common stock.

The market price of our Class A common stock may fluctuate significantly.

The trading price of our Class A common stock may be volatile and subject to wide price fluctuations in response to various factors, including:

o
market conditions in the broader stock market in general, or in our industry in particular;
o
actual or anticipated fluctuations in our quarterly financial and operating results;
o
introduction of new products and services by us or our competitors;
o
issuance of new or changed securities analysts’ reports or recommendations;
o
sales of large blocks of our stock;
o
additions or departures of key personnel;
o
regulatory developments;
o
litigation and governmental investigations;
o
economic and political conditions or events; and
o
the other factors described in this “Risk Factors” section.

These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

If securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our stock, our stock price and trading volume could decline.

The trading market for our Class A common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If no or few securities or industry analysts commence coverage of us, the trading price for our Class A common stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our Class A common stock could decline.

Sales of a substantial number of shares of Class A common stock in the public market, or the perception in the market that the holders of a large number of shares of Class A common stock (or securities convertible into shares of Class A common stock) intend to sell shares, could reduce the market price of our Class A common stock. The holders of approximately 340,676,783 shares of Class A common stock (or securities convertible into such shares of Class A common stock) are entitled to registration rights with respect to their shares. Registration of these shares under the Securities Act would enable the holders to sell these shares without restriction under the Securities Act upon the effectiveness of the registration statement. We have also registered all shares of Class A common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and lock-up agreements entered into in connection with our IPO which will expire on October 13, 2026. If a substantial number of shares become available for sale or are sold in a short period of time, the market price of our Class A common stock could decline.

Some provisions of Delaware law and our Amended and Restated Certificate of Incorporation and bylaws may deter third parties from acquiring us.

Our Certificate of Incorporation and Amended and Restated Bylaws (our "Bylaws") provides for, among other things:

o
four series of common stock with disparate voting power;
o
after our Sponsor and its permitted transferees cease to beneficially own common stock representing a majority of the total voting power of our outstanding common stock, a staggered board;
o
restrictions on the ability of our stockholders to fill a vacancy on the board of directors;
o
the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
o
after our Sponsor and its permitted transferees cease to beneficially own common stock representing a majority of the total voting power of our outstanding common stock, a prohibition on stockholder action by written consent, thereby requiring all actions to be taken at a duly called meeting of the stockholders;
o
supermajority approval to amend our Bylaws and certain provisions of our Certificate of Incorporation; and
o
advance notice requirements for stockholder proposals.

Moreover, because we are incorporated in Delaware, we are governed by Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company and may discourage bids for our Class A common stock at a premium over its market price. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of your choosing and cause us to take other corporate actions than stockholders desire.

Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and the U.S. federal courts are the exclusive forums for substantially all disputes between us and our stockholders.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of Delaware General Corporation Law, our Certificate of Incorporation or our Bylaws or as to which Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware and (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware; provided that the foregoing provision does not apply to claims brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction. In addition, our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the U.S. federal courts are the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act or the Exchange Act. Any person or entity holding, purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and to have consented to these forum selection provisions.

These forum selection provisions may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware and limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

While Delaware courts have determined that forum selection provisions are facially valid, it is possible that a court of law in another jurisdiction could rule that the forum selection provisions contained in our Certificate of Incorporation are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. If a court were to find the forum selection provision in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

We do not anticipate paying any cash dividends in the foreseeable future.

We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. The declaration, amount, and payment of any future dividends will be at the sole discretion of our board of directors, and will depend on, among other things, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. As a result, capital appreciation in the price of our Class A common stock, if any, will be your only source of gain on an investment in our Class A common stock.

Any future issuance of our Class C common stock may have the effect of further concentrating voting control in our Class B common stock, may discourage potential acquisitions of our business and could have an adverse effect on the market price of our Class A common stock.

Any future issuance of our Class C common stock may have the effect of further concentrating voting control in our Class B common stock, may discourage potential acquisitions of our business and could have an adverse effect on the market price of our Class A common stock. Although we have no current plans to issue any shares of our Class C common stock, we may in the future issue shares of our Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments and equity incentives to our employees, consultants and directors. Our authorized but unissued shares of Class C common stock are available for issuance with the approval of our board of directors without stockholder approval, except as may be required by Nasdaq corporate governance standards. Because our Class C common stock carries no voting rights on matters on which stockholders generally are entitled to vote (except as otherwise provided by our Certificate of Incorporation or otherwise required by applicable law), if we issue shares of our Class C common stock in the future, the holders of our Class B common stock may be able to hold significant voting control over most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued our Class A common stock rather than our Class C common stock in such transactions. In addition, our Class C common stock will automatically convert into Class A common stock on a one-for-one basis upon the earliest to occur of (i) the date on which no shares of Class B common stock are outstanding and (ii) the affirmative vote of the holders of a majority of the then-outstanding shares of Class B common stock entitled to vote thereon, voting separately as a class. If we issue shares of our Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A and Class B common stock and cause the market price of our Class A common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

None.

(b)

Use of Proceeds

None.

(c)

Repurchases of Capital Stock

We did not repurchase any shares of Arxis, Inc. Class A common stock, in open market purchases during the three months ended March 31, 2026.

ITEM 5. OTHER INFORMATION

During the first quarter of 2026, no executive officer or director of the Company adopted, modified or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1	†	Reorganization Agreement, dated as of April 16, 2026, by and among Arxis, Inc. and the parties thereto †	8-K	10.1	April 17, 2026
3.1		Amended and Restated Certificate of Incorporation of Arxis, Inc.	8-K	3.1	April 17, 2026
3.2		Amended and Restated Bylaws of Arxis, Inc.	8-K	3.2	April 17, 2026
10.2		Stockholders Agreement, dated as of April 16, 2026, by and between Arxis, Inc. and the investors party thereto	8-K	10.2	April 17, 2026
10.3		Registration Rights Agreement, dated as of April 16, 2026, by and between Arxis, Inc. and the investors party thereto	8-K	10.3	April 17, 2026
10.4		Amended and Restated Advisory and Consulting Services Agreement, dated as of April 16, 2026, by and between Arxis, Inc. and Arcline Arxis Advisory I, L.P.	8-K	10.4	April 17, 2026
10.5		Convertible-Related Tax Receivable Agreement, dated as of April 16, 2026, by and between Arxis, Inc. and Arcline Arxis Advisory I, L.P.	8-K	10.5	April 17, 2026
10.6		Convertible Common Award Agreement, dated as of April 16, 2026, by and between Arxis, Inc. and Arcline Arxis Advisory I, L.P.	8-K	10.6	April 17, 2026
10.7	+	Arxis, Inc. 2026 Omnibus Incentive Plan	S-1/A	10.11	April 10, 2026
10.8	+	Arxis, Inc. 2026 Employee Stock Purchase Plan	S-8	99.2	April 16, 2026
10.9	+	Form of Restricted Stock Agreement (MIUs) under the Arxis, Inc. 2026 Omnibus Incentive Plan	S-1/A	10.10	April 8, 2026
10.11	+	Form of Restricted Stock Unit Agreement (VCBs/GPUs) under the Arxis, Inc. 2026 Omnibus Incentive Plan	S-1/A	10.11	April 8, 2026
10.12	+	Executive Employment Agreement dated as of April 6, 2026, by and between Kevin Perhamus and Arxis, Inc.	S-1/A	10.12	April 8, 2026
10.13	+	Executive Employment Agreement dated as of April 6, 2026, by and between Azad Badakhsh and Arxis, Inc.	S-1/A	10.13	April 8, 2026
10.14	+	Executive Employment Agreement dated as of April 6, 2026, by and between Jennifer Allen and Arxis, Inc.	S-1/A	10.14	April 8, 2026
10.15	+	Executive Employment Agreement dated as of April 6, 2026, by and between Jason Roth and Arxis, Inc.	S-1/A	10.15	April 8, 2026
10.16	+	Executive Employment Agreement dated as of April 6, 2026, by and between Ross Sealfon and Arxis, Inc.	S-1/A	10.16	April 8, 2026
10.17	+	Arxis, Inc. Executive Annual Incentive Plan	S-1/A	10.18	April 10, 2026
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	#	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	#	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	#	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

† Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the SEC upon request

# Filed electronically with the Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARXIS, INC.

By:	/s/ Azad Badakhsh
Azad Badakhsh
Chief Financial Officer

Dated: May 28, 2026