Form 10-Q
period 2026-06-30
Arxis, Inc.
filed 2026-07-30
CIK 2093536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

(860) 243-7100

Registrant’s Telephone Number, Including Area Code

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	ARXS	The Nasdaq Stock Market LLC

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

The number of shares outstanding of Arxis, Inc.'s Class A common stock, par value $0.01 per share, was 76,797,587 as of June 30, 2026. The number of shares outstanding of Arxis, Inc.'s Class B common stock, par value $0.01 per share, was 340,676,783 as of June 30, 2026. The number of shares outstanding of Arxis, Inc.'s Class C common stock, par value $0.01 per share, was 0 as of June 30, 2026. The number of shares outstanding of Arxis, Inc.'s convertible common stock, par value $0.01 per share, was 1 as of June 30, 2026.

Arxis, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arxis, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$494,693	$250,303
Accounts receivable, net	273,366	216,936
Contract assets	81,441	67,780
Inventories	337,700	315,604
Prepaid expenses and other current assets	48,123	57,058
Total current assets	1,235,323	907,681
Property, plant and equipment, net	405,485	397,929
Intangible assets, net	2,448,201	2,429,879
Goodwill	2,799,108	2,745,351
Operating lease right-of-use assets, net	64,951	64,651
Other assets	53,584	50,943
Total assets	$7,006,652	$6,596,434

Liabilities and stockholders' and members' equity
Current liabilities:
Accounts payable	$67,094	$56,467
Contract liabilities, current	23,176	30,027
Operating lease liabilities, current	11,091	10,584
Debt, current	119	26,853
Accrued expenses and other current liabilities	135,502	163,230
Total current liabilities	236,982	287,161
Debt, noncurrent	1,718,018	2,606,459
Contract liabilities, noncurrent	1,270	1,414
Operating lease liabilities, noncurrent	54,142	53,798
Deferred tax liabilities	383,137	384,420
Other long-term liabilities	145,545	139,124
Total liabilities	2,539,094	3,472,376

Class A Common Stock, $0.01 par value, 3,500,000,000 shares authorized; 77,712,735 issued; 76,797,587 outstanding as of June 30, 2026	777	—
Class B Common Stock, $0.01 par value, 3,500,000,000 shares authorized; 340,676,783 issued and outstanding as of June 30, 2026	3,407	—
Class C Common Stock, $0.01 par value, 500,000,000 shares authorized; no shares issued or outstanding as of June 30, 2026	—	—
Convertible Common Stock, $0.01 par value, 1 share authorized; 1 share issued and outstanding as of June 30, 2026	—	—
Preferred stock, $0.01 par value, 500,000,000 shares authorized; no shares issued or outstanding as of June 30, 2026	—	—
Additional paid-in capital	4,512,250	—
Accumulated deficit	(16,112)	—
Accumulated other comprehensive income	1,875	—
Treasury stock, at cost, 915,148 shares	(34,639)	—
Members’ equity	—	3,124,058
Total stockholders’ and members' equity	4,467,558	3,124,058
Total liabilities and stockholders' and members' equity	$7,006,652	$6,596,434

See accompanying notes to the condensed consolidated financial statements.

Arxis, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026		2025	2026		2025
Revenue	$500,728		$400,444	$959,586		$780,523
Cost of revenue	238,127		202,830	462,142		419,998
Gross profit	262,601		197,614	497,444		360,525
Selling, general and administrative expenses	193,633		80,578	281,950		149,204
Amortization of intangible assets	36,284		34,183	72,307		68,263
Operating income	32,684		82,853	143,187		143,058
Interest expense, net	39,427		57,356	83,385		125,616
Other income, net	(5,329)		(3,589)	(7,796)		(4,818)
Net income (loss) before income taxes	(1,414)		29,086	67,598		22,260
Income tax expense	3,495		58,342	19,198		55,840
Net income (loss)	$(4,909)		$(29,256)	$48,400		$(33,580)

Net loss per common share, basic and diluted	$(0.01)		N/A	$(0.01)	(1)	N/A
Weighted-average common shares outstanding, basic and diluted	401,813,695	(2)	N/A	401,813,695	(2)	N/A

(1)
Only represents net loss per common share, basic and diluted for the three months ended June 30, 2026, which represents the period during which the Company had common stock outstanding. See "Note 1. Organization and Nature of Operations" and "Note 16. Net Income (Loss) Per Share" for additional details.
(2)
Weighted-average common shares outstanding is calculated based on the shares issued in connection with the Reorganization reflected as outstanding starting on April 1, 2026 and the shares issued in the IPO starting on April 16, 2026.

See accompanying notes to the condensed consolidated financial statements.

Arxis, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(4,909)	$(29,256)	$48,400	$(33,580)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(3,760)	31,131	(18,798)	49,118
Actuarial gain (loss) related to defined benefit pension plans	(16)	—	(11)	—
Other comprehensive income (loss)	(3,776)	31,131	(18,809)	49,118
Total comprehensive income (loss), net of tax	$(8,685)	$1,875	$29,591	$15,538

See accompanying notes to the condensed consolidated financial statements.

Arxis, Inc.

Condensed Consolidated Statements of Stockholders' and Members' Equity

(Unaudited, in thousands except share amounts)

		Common Stock
	Members’ Equity	Shares		Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance as of December 31, 2025	$3,124,058	—		$—	$—	$—	$—	$—	$3,124,058
Net income	53,309	—		—	—	—	—	—	53,309
Other comprehensive loss	(15,033)	—		—	—	—	—	—	(15,033)
Issuance of members’ units	2,500	—		—	—	—	—	—	2,500
Settlement of notes receivable(1)	4,361	—		—	—	—	—	—	4,361
Contributions	11,344	—		—	—	—	—	—	11,344
Distributions	(307)	—		—	—	—	—	—	(307)
Share-based compensation	3,042	—		—	—	—	—	—	3,042
Balance as of March 31, 2026	3,183,274	—		—	—	—	—	—	3,183,274
Effect of the Reorganization(2)	(3,183,274)	371,806,575		3,718	—	3,257,762	(11,203)	5,651	72,654
Common stock withheld related to net share settlement of equity awards	—	—		—	(34,639)	—	—	—	(34,639)
Issuance of common stock sold in initial public offering, net of offering costs	—	46,575,000		466	—	1,227,287	—	—	1,227,753
Net loss	—	—		—	—	—	(4,909)	—	(4,909)
Other comprehensive loss	—	—		—	—	—	—	(3,776)	(3,776)
Issuance of common stock under share-based arrangements	—	7,944		—	—	—	—	—	—
Settlement of notes receivable(1)	—	—		—	—	1,065	—	—	1,065
Share-based compensation	—	—		—	—	26,136	—	—	26,136
Balance as of June 30, 2026	$—	418,389,519	(3)	$4,184	$(34,639)	$4,512,250	$(16,112)	$1,875	$4,467,558

(1)
Refer to “Note 18. Related Party Transactions” for further information on related party arrangements.
(2)
Includes share-based compensation related to the modified equity awards as a result of the Reorganization. See "Note 15. Share-Based Arrangements" for further details.
(3)
Includes 7,861,565 restricted shares of common stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See "Note 14. Equity" and "Note 15. Share-Based Arrangements" for further details.

Arxis, Inc.

Condensed Consolidated Statements of Stockholders' and Members' Equity

(Unaudited, in thousands)

Members’ Equity
Balance as of December 31, 2024	$2,977,127
Net loss	(4,324)
Other comprehensive income	17,987
Issuance of notes receivable(1)	(3,000)
Contributions	385,000
Distributions	(350,257)
Share-based compensation	2,330
Balance as of March 31, 2025	3,024,863
Net loss	(29,256)
Other comprehensive income	31,131
Distributions	(862)
Share-based compensation	2,206
Balance as of June 30, 2025	$3,028,082

(1)
Refer to “Note 18. Related Party Transactions” for further information on related party arrangements.

See accompanying notes to the condensed consolidated financial statements.

Arxis, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Net income (loss)	$48,400	$(33,580)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	103,556	98,093
Amortization of deferred financing cost and accretion of paid-in-kind interest	2,576	3,190
Amortization of inventory fair value adjustment	1,437	18,177
Loss (gain) on sale and disposal of assets	(101)	9,958
Share-based compensation expense	102,064	4,536
Interest rate hedges change in fair value	(4,637)	5,770
Deferred income taxes	(1,004)	(2,143)
Loss on extinguishment of debt	11,447	15,535
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(52,034)	(27,301)
Inventories	(17,859)	(32,954)
Prepaid expenses and other current assets	9,096	(5,112)
Accounts payable	11,119	(4,393)
Accrued expenses and other current liabilities	(26,143)	17,732
Contract assets and liabilities	(20,688)	(6,504)
All other assets and liabilities	7,502	7,466
Other operating activities, net	(377)	135
Net cash provided by (used in) operating activities	174,354	68,605
Cash flow from investing activities:
Capital expenditures	(22,290)	(21,395)
Proceeds from sale and disposal of assets, net of cash sold	147	2,187
Acquisition of businesses, net of cash acquired	(185,817)	(152,639)
Net cash provided by (used in) investing activities	(207,960)	(171,847)
Cash flow from financing activities:
Net proceeds from issuance of common stock	1,227,753	—
Payments for taxes related to net share settlement of equity awards	(34,639)	—
Proceeds from issuance of debt	25,000	2,784,000
Repayments of debt	(952,809)	(2,598,348)
Payments of debt financing fees	—	(38,907)
Issuance of related party notes receivable	—	(3,000)
Settlement of related party notes receivable(1)	5,426	1,500
Repayments of related party payables	—	(7,000)
Distributions	(332)	(351,119)
Contributions	11,344	385,000
Other financing activities, net	(2,519)	(845)
Net cash provided by (used in) financing activities	279,224	171,281
Effect of exchange rate changes on cash and cash equivalents	(1,228)	(8,338)
Net increase (decrease) in cash and cash equivalents	244,390	59,701
Cash and cash equivalents, beginning of the period	250,303	110,838
Cash and cash equivalents, end of the period	$494,693	$170,539
Supplemental schedule of non-cash investing and financing activities:
Settlement of related party notes receivable in exchange for membership units(1)	$18,748	$—
Rollover equity issued in connection with acquisition	2,500	—
Operating lease assets obtained in exchange for operating lease liabilities	6,070	14,839

(1)
Refer to “Note 18. Related Party Transactions” for further information on related party arrangements.

See accompanying notes to the condensed consolidated financial statements.

Notes to Arxis, Inc. Condensed Consolidated Financial Statements
(Unaudited, in thousands, except units and where explicitly stated)

Note 1. Organization and Nature of Operations

Organization and Description of Business

Arxis, Inc. was incorporated as a Delaware corporation on October 3, 2025, for the purpose of effecting the reorganization transaction on April 16, 2026 as described below (the “Reorganization”). Prior to the Reorganization, Arxis, Inc. did not conduct any activities other than those incidental to its formation and the planning and execution of the Reorganization. See “Note 14. Equity” for further information on the Company’s outstanding capital stock following the Reorganization.

On April 16, 2026, the Company completed the Reorganization, pursuant to which wholly owned merger subsidiaries of Arxis, Inc. merged with and into Arcline Engineered Polymer Topco, L.P., Hawkeye TopCo, L.P., Connector TopCo, L.P., and Ovation TopCo, L.P. and certain of their respective wholly-owned subsidiaries (collectively, the “Arxis Businesses”), with the Arxis Businesses surviving and becoming wholly owned by Arxis, Inc. The Reorganization was accounted for as a transaction between entities under common control. Prior to April 16, 2026, the Arxis Businesses operated under common control.

Unless otherwise indicated or the context otherwise requires, references in these financial statements to “Arxis,” or the “Company,” refer to (i) Arxis, Inc. and its subsidiaries after the Reorganization on April 16, 2026, and (ii) the Arxis Businesses for periods prior to the Reorganization.

Arxis designs, manufactures, and sells highly engineered electronic and mechanical components primarily used in mission-critical applications. The Company serves diverse end markets including defense and space, commercial aerospace, and industrial technology, and operates highly specialized manufacturing facilities globally, with a focus on domestic manufacturing.

Initial Public Offering

In April 2026, the Company consummated its initial public offering (“IPO”), in which the Company issued and sold 46,575,000 shares of Class A common stock, $0.01 par value per share, at a public offering price of $28.00 per share. The Company received net proceeds from the IPO of $1,220,603 after deducting $61,945 of underwriting discounts and commissions and $21,552 of offering expenses. Prior to the IPO, the Company capitalized $14,402 of the offering expenses, which consisted of accounting, legal and other fees directly related to the IPO. In connection with the IPO, the deferred offering costs were reclassified to stockholders’ equity.

The Company used a portion of the net proceeds to prepay borrowings under the 2025 Term Loan, with the remainder to be used for working capital and other general corporate purposes. See “Note 11. Debt” for further information on the prepayment.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited combined financial statements and the related notes thereto included in the Company's prospectus filed with the SEC on April 16, 2026 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the Company's IPO (the "Prospectus"). See "Note 1. Organization and Nature of Operations" for further details regarding the IPO. The December 31, 2025 balance sheet was derived from the Company's audited combined financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's condensed consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain columns and rows may not add due to the use of rounded numbers. Quarterly results are not necessarily indicative of the results to be expected for the entire fiscal year.

Following the Reorganization, the financial statements are presented on a condensed consolidated basis and all intercompany accounts and transactions have been eliminated in consolidation. For the periods prior to the Reorganization, the financial statements are presented on a condensed combined basis and combine: (i) the consolidated financial statements of Arcline Engineered Polymer Topco, L.P., (ii) the consolidated financial statements of Hawkeye TopCo, L.P., (iii) the consolidated financial statements of

Connector TopCo, L.P., and (iv) the financial statements of Ovation TopCo, L.P., which include only the operations and entities contributed to Arxis, Inc. and therefore do not represent the full consolidated results of Ovation TopCo, L.P. For each of the aforementioned consolidated financial statements, all significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the combined financial statements and related notes included in our March 31, 2026 Quarterly Report on Form 10-Q, except as described below.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), including certain receivables due from related parties, where recourse exists to the equity interests of the executive.

Share-Based Compensation Arrangements

The Company grants restricted shares ("RSAs") and restricted stock units ("RSUs") as part of its stock-based compensation arrangements. RSAs represent issued common shares that are subject to forfeiture until vesting conditions are satisfied. RSUs represent the right to receive common shares upon satisfaction of vesting conditions. RSAs and RSUs may include service conditions, performance conditions, or market conditions.

The Company issued one share of convertible common stock to Arcline Arxis Advisory I, L.P. (“Arcline”) pursuant to the amended and restated advisory and consulting services agreement (the “Advisory and Consulting Agreement”), in exchange for advisory and consulting services. The award includes market conditions based on the price of the Company’s Class A common stock and a service condition tied to Arcline’s continued performance under the Advisory and Consulting Agreement. The award settles only in shares of the Company’s common stock or is forfeited for no consideration. See “Note 14. Equity” for the award’s conversion, redemption and forfeiture terms.

The RSAs, RSUs, and convertible common stock described above are equity-classified awards. The convertible common stock is further presented within permanent equity because none of its features require or permit cash settlement.

Share-Based Compensation Accounting

Equity-classified awards are measured at grant date fair value and are not subsequently remeasured. Compensation cost for equity-classified time-based awards is recognized over the requisite service period. Compensation cost for equity-classified performance-based awards is recognized when the applicable performance condition is considered probable of achievement. Compensation cost for equity-classified awards with market conditions is recognized on a straight-line basis over the requisite service period regardless of whether the market condition is achieved, provided the requisite service is rendered.

Liability-classified awards are initially measured at fair value on the grant date and subsequently remeasured at fair value at each reporting date until settlement. Compensation cost for liability-classified performance-based awards is recognized when the applicable performance condition is considered probable of achievement, for awards that are probable to vest. When the performance condition is event-based, the Company generally does not determine the performance condition is probable until such event occurs. Once vested, changes in fair value are recognized immediately in compensation expense until settlement.

The fair value of each award is estimated on the date of grant using an Option Pricing Methodology (“OPM”), under a risk-neutral framework. For awards containing market conditions, the OPM incorporates the relevant market condition, including any minimum stock price thresholds or multiples required for conversion, vesting, or redemption. Liability-classified awards are remeasured at fair value at each reporting date using the same valuation methodology. A number of assumptions are used to determine the fair value of awards granted, including expected term, dividend yield, volatility, and the risk-free interest rate. The Company classifies share-based compensation within Selling, general and administrative expenses. Award forfeitures are accounted for as incurred. Forfeitures occurring after an award's requisite service period are treated as post-vesting events and do not result in reversal of previously recognized compensation cost.

See “Note 15. Share-Based Arrangements” for further information, including the grant-date fair value, valuation assumptions and compensation expense recognized for the RSAs, RSUs, and convertible common stock, and “Note 16. Net Income (Loss) Per Share” for the convertible common stock’s treatment as a participating security.

Convertible-Related Tax Receivable Agreement

In connection with the convertible common stock, the Company entered into a Convertible-Related Tax Receivable Agreement ("TRA") pursuant to which it is contractually obligated to pay counterparties a specified percentage (85%) of the cash tax savings, if any, that the Company realizes from compensation deductions with respect to the convertible common stock award and related election under Section 83(b) of the Internal Revenue Code. The Company's obligations under its TRA represent contingent liabilities that are recognized in accordance with ASC 450, Contingencies ("ASC 450"), when payment is considered probable and the amount is reasonably estimable. Net cash tax savings are calculated by comparing the Company's actual income tax liability (determined using the actual applicable U.S. federal income tax rate and an assumed weighted-average state and local income tax rate) to the amount the Company would have been required to pay had it not been able to utilize any of the compensation deduction subject to the TRA. The TRA liability is recorded within Other long-term liabilities on the Condensed Consolidated Balance Sheets, with a corresponding charge to Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations, at the point such recognition criteria are met. Because the timing and amount of future payments under the TRA depend on the Company's future taxable income, applicable tax rates, and the portion of tax benefits actually realized, actual amounts paid may differ materially from amounts accrued, and changes in estimates are recognized in the period identified within the Condensed Consolidated Statements of Operations. See “Note 14. Equity” for further information.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to the common shareholders by the weighted-average basic common shares outstanding. The Company utilizes the two-class method required for participating securities to compute net income (loss) per common share. Under the two-class method, net income for each period is allocated between the Company's common stockholders and the holders of the participating securities based on their respective rights to participate in dividends and undistributed earnings, assuming all such earnings for the period had been distributed.

The Company considers its convertible common stock to be a participating security. Prior to satisfaction of the applicable conversion conditions, the holder of the convertible common stock is entitled to receive dividends, if any, on an as-converted basis, but is not contractually required to participate in the Company's losses. See "Note 14. Equity" for further discussion of the terms of the convertible common stock.

The rights, including the liquidation and dividend rights, of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting. For the periods presented, the Company did not have any outstanding shares of Class C common stock. See "Note 16. Net Income (Loss) Per Share" for further details.

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

Note 3. Business Combinations

MagCanica

On June 1, 2026, the Company acquired a 100% equity interest in MagCanica, LLC (“MagCanica”), a designer and manufacturer of non-contact, high-precision torque sensors that operate under extreme conditions. The acquisition complements the Company's existing military flexible driveshaft capabilities and addresses a growing need across aerospace and defense for real-time monitoring of mission-critical rotating systems. The total consideration of $117,739 is preliminary and subject to the resolution of customary closing adjustments which have not yet been finalized. The acquisition was funded by cash on hand.

The preliminary purchase price allocation to the underlying assets acquired and liabilities assumed based on their fair values as of the acquisition date consisted of total assets acquired of $120,055, including $70,300 of intangible assets, $43,231 of goodwill, and $6,524 of all other current and non-current assets, with $2,316 of assumed total liabilities. Goodwill was primarily attributable to synergies and economies of scale expected from combining the operations of the Company and MagCanica. Substantially all of the goodwill is expected to be deductible for tax purposes, subject to finalization of the purchase price allocation.

Micro-Tronics

On January 5, 2026, the Company acquired a 100% equity interest in Micro-Tronics, LLC (“Micro-Tronics”), a leading provider of engineered, mission-critical elastomeric and metallic components for commercial aerospace and defense applications. The acquisition expands the Company's product line into adjacent and overlapping capabilities, ranging from elastomeric diaphragm seals and assemblies to high-precision electrical discharge machined components. The total consideration was $71,609 and the acquisition was funded by $25,000 of proceeds from a draw on the 2025 DDTL (as defined below in "Note 11. Debt") and cash on hand.

The purchase price allocation to the underlying assets acquired and liabilities assumed based on their fair values as of the acquisition date consisted of total assets acquired of $75,259, including $26,400 of intangible assets, $18,223 of goodwill, $16,130 of property, plant, and equipment, and $14,506 of all other current and non-current assets, with $3,650 of assumed total liabilities. Goodwill was primarily attributable to synergies and economies of scale expected from combining the operations of the Company and Micro-Tronics. Substantially all of the goodwill is expected to be deductible for tax purposes, subject to finalization of the purchase price allocation.

Oldham Seals Group Limited

On June 27, 2025, the Company acquired a 100% equity interest in Oldham Seals Group Limited (“Oldham”), a Chichester, England based company that designs and manufactures highly engineered elastomeric and polymer products for the naval and civilian shipping, oil and gas, and traction industries. The total consideration consisted of $115,099 of cash and $331 of deferred consideration. The acquisition was funded by $92,000 of borrowings under the Company’s existing debt instruments and cash on hand.

The purchase price allocation to the underlying assets acquired and liabilities assumed based on their fair values as of the acquisition date consisted of total assets acquired of $135,222, including $58,586 of goodwill, $54,532 of intangible assets, $10,690 of cash and cash equivalents, $4,842 of property, plant and equipment, and $6,572 of all other current and non-current assets, with $19,792 of assumed total liabilities, which includes $14,924 of deferred tax liabilities. Goodwill was primarily attributable to synergies and economies of scale expected from combining the operations of the Company and Oldham. Goodwill is not deductible for tax purposes.

Spira Manufacturing Corporation

On January 8, 2025, the Company acquired a 100% equity interest in Spira Manufacturing Corporation (“Spira”), which specializes in custom manufacturing of electromagnetic interference and radio-frequency interference shielding gaskets and products. The total consideration consisted of $49,916 of cash and $551 of deferred consideration. The acquisition was funded by $42,000 of borrowings under the Company’s existing debt instruments and cash on hand. As of June 30, 2026, all deferred consideration was paid.

The purchase price allocation to the underlying assets acquired and liabilities assumed based on their fair values as of the acquisition date consisted of total assets acquired of $60,757, including $27,933 of goodwill, $21,700 of intangible assets, $2,635 of property, plant, and equipment, and $8,489 of all other current and non-current assets, with $10,290 of assumed total liabilities, which includes $5,658 of deferred tax liabilities. Goodwill was primarily attributable to synergies and economies of scale expected from combining the operations of the Company and Spira. Goodwill is not deductible for tax purposes.

Pro forma revenue and net income have not been presented for MagCanica, Micro-Tronics, Oldham, and Spira because the financial results are, individually and in the aggregate, not material to the condensed consolidated financial statements in any period presented.

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

Disaggregation of Revenue

Disaggregated revenue satisﬁed at a point in time and over time was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Electronic Components
Satisﬁed at a point in time	$154,933	$129,343	$297,304	$250,697
Satisﬁed over time	59,914	48,785	118,812	97,260
Mechanical Components
Satisﬁed at a point in time	240,360	185,762	458,821	362,707
Satisﬁed over time	45,521	36,554	84,649	69,859
Total revenue	$500,728	$400,444	$959,586	$780,523

Disaggregated revenue by end market was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Electronic Components
Defense and space	$138,257	$123,863	$266,468	$234,026
Commercial aerospace	3,764	2,761	8,033	6,070
Industrial technology	72,826	51,504	141,615	107,861
Mechanical Components
Defense and space	96,924	69,022	176,009	124,577
Commercial aerospace	106,912	85,251	208,112	171,489
Industrial technology	82,045	68,043	159,349	136,500
Total revenue	$500,728	$400,444	$959,586	$780,523

Contract Balances

Contract assets and contract liabilities were as follows:

	June 30, 2026	December 31, 2025
Contract assets, current	$81,441	$67,780
Contract liabilities, current	(23,176)	(30,027)
Contract liabilities, noncurrent	(1,270)	(1,414)
Total contract liabilities	(24,446)	(31,441)
Net contract assets	$56,995	$36,339

Contract assets increased primarily due to new contract awards and timing of work performed resulting in progress toward completion and revenue recognition. This increase was partially offset by progress and contractual billings that reduced previously recognized contract asset balances. Contract liabilities decreased primarily as a result of revenue recognized upon completion of performance obligations, including the achievement of contractual milestones and fulfillment of orders during the period. This decrease was partially offset by advance payments received on new and existing contracts. For the six months ended June 30, 2026 and 2025, revenue recognized from contract liabilities at the beginning of the period was $19,643 and $15,082, respectively.

Note 5. Segment Information

The Company has two reportable segments, Electronic Components and Mechanical Components. The Company’s segment reporting structure is consistent with how the Chief Operating Decision Maker ("CODM") reviews the business, makes investment and resource-allocation decisions, and assesses operating performance.

The Company’s CODM is its Chief Executive Officer. The CODM evaluates the performance of the segments and allocates resources to them based on segment adjusted earnings before interest, taxes, depreciation and amortization adjusted for other non-cash or non-recurring items (“Segment Adjusted EBITDA”) that management believes are not reflective of the Company’s ongoing core operations.

Information on the Company’s two reportable segments, Electronic Components and Mechanical Components, was as follows:

	Three Months Ended June 30, 2026
	Electronic Components	Mechanical Components	Total
Revenue	$214,847	$285,881	$500,728
Segment cost of revenue(1)	98,753	126,591	225,344
Segment selling, general and administrative expenses(2)	23,127	38,293	61,420
Other segment items(3)	(1,844)	(355)	(2,199)
Segment Adjusted EBITDA	$94,811	$121,352	$216,163

	Three Months Ended June 30, 2025
	Electronic Components	Mechanical Components	Total
Revenue	$178,128	$222,316	$400,444
Segment cost of revenue(1)	81,458	110,060	191,518
Segment selling, general and administrative expenses(2)	23,218	35,622	58,840
Other segment items(3)	(1,150)	(2,438)	(3,588)
Segment Adjusted EBITDA	$74,602	$79,072	$153,674

	Six Months Ended June 30, 2026
	Electronic Components	Mechanical Components	Total
Revenue	$416,116	$543,470	$959,586
Segment cost of revenue(1)	190,710	246,250	436,960
Segment selling, general and administrative expenses(2)	48,169	80,396	128,565
Other segment items(3)	(3,717)	(1,326)	(5,043)
Segment Adjusted EBITDA	$180,954	$218,150	$399,104

	Six Months Ended June 30, 2025
	Electronic Components	Mechanical Components	Total
Revenue	$347,957	$432,566	$780,523
Segment cost of revenue(1)	160,516	218,760	379,276
Segment selling, general and administrative expenses(2)	44,297	73,969	118,266
Other segment items(3)	(1,240)	(3,578)	(4,818)
Segment Adjusted EBITDA	$144,384	$143,415	$287,799

(1)
Represents cost of revenue adjusted to exclude depreciation and amortization.
(2)
Represents selling, general and administrative expenses adjusted to exclude depreciation, transaction and other deal related expenses, acquisition and integration costs, restructuring related costs and non-cash share-based compensation expense.
(3)
Represents miscellaneous income and expense such as foreign currency gains and losses and other income.

The following table provides a reconciliation of Segment Adjusted EBITDA to Net income (loss) before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Adjusted EBITDA	$216,163	$153,674	$399,104	$287,799
Less:
Corporate costs	4,665	—	12,411	—
Interest expense, net	39,427	57,356	83,385	125,616
Depreciation and amortization	52,028	49,099	103,556	98,093
Acquisition and integration costs	715	1,214	1,437	19,963
Restructuring costs	—	738	270	2,475
Transaction and other deal related expenses	1,819	4,074	9,044	4,955
Share-based compensation expense(1)	107,111	2,206	109,591	4,536
Other non-recurring adjustments(2)	11,812	9,901	11,812	9,901
Net income (loss) before income taxes	$(1,414)	$29,086	$67,598	$22,260

(1)
Includes $7.5 million for employer taxes related to vested restricted stock units for the three and six months ended June 30, 2026.
(2)
Includes $13.3 million of expense related to the Convertible-Related Tax Receivable Agreement for the three and six months ended June 30, 2026.

Total assets by reportable segment were as follows:

	June 30, 2026	December 31, 2025
Electronic Components	$3,237,022	$3,059,230
Mechanical Components	3,615,489	3,537,204
Other	154,141	—
Total assets	$7,006,652	$6,596,434

Capital expenditures by reportable segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Electronic Components	$4,745	$2,297	$8,695	$4,391
Mechanical Components	5,842	10,303	13,595	17,004
Total capital expenditures	$10,587	$12,600	$22,290	$21,395

Note 6. Accounts Receivable

Accounts receivable, net consisted of the following:

	June 30, 2026	December 31, 2025
Trade receivables	$276,413	$219,870
Less: allowance for credit losses	(3,047)	(2,934)
Accounts receivable, net	$273,366	$216,936

Note 7. Inventories

Inventories consisted of the following:

	June 30, 2026	December 31, 2025
Raw material	$137,308	$121,609
Work-in-progress	138,572	120,333
Finished goods	61,820	73,662
Inventories	$337,700	$315,604

Note 8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Land	$66,719	$63,336
Building	125,811	109,479
Leasehold improvements	38,342	38,658
Machinery, equipment, and furniture and fixtures	303,160	284,833
Construction in progress	19,294	22,321
Property, plant and equipment, gross	553,326	518,627
Less: accumulated depreciation	(147,841)	(120,698)
Property, plant and equipment, net	$405,485	$397,929

Depreciation expense was $15,744 and $14,916 for the three months ended June 30, 2026 and 2025, respectively, and $31,249 and $29,830 for the six months ended June 30, 2026 and 2025, respectively.

Note 9. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill by reportable segment was as follows:

	Electronic Components	Mechanical Components	Total
Balance as of December 31, 2025	$1,307,611	$1,437,740	$2,745,351
Additions	43,231	18,223	61,454
Foreign currency translation	(895)	(6,802)	(7,697)
Balance as of June 30, 2026	$1,349,947	$1,449,161	$2,799,108

Intangible Assets

Intangible assets consisted of the following:

	June 30, 2026
	Weighted- Average Remaining Useful Lives (in years)	Gross Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists / relationships	20	$2,173,784	$(323,433)	$1,850,351
Patents and technology	15	413,181	(54,806)	358,375
Trademarks / trade names	13	257,236	(54,561)	202,675
Total amortized intangible assets		2,844,201	(432,800)	2,411,401
Indefinite-lived intangible assets:
Trademarks / trade names		36,800	—	36,800
Total intangible assets		$2,881,001	$(432,800)	$2,448,201

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists / relationships	$2,107,860	$(273,349)	$1,834,511
Patents and technology	395,546	(42,416)	353,130
Trademarks / trade names	250,873	(45,435)	205,438
Total amortized intangible assets	2,754,279	(361,200)	2,393,079
Indefinite-lived intangible assets:
Trademarks / trade names	36,800	—	36,800
Total intangible assets	$2,791,079	$(361,200)	$2,429,879

As of June 30, 2026, estimated amortization expense for amortized intangible assets for the next five years and thereafter was as follows:

Years Ending December 31:	Amount
Remaining portion of 2026	$74,301
2027	148,102
2028	148,002
2029	147,891
2030	146,558
Thereafter	1,746,547
Total expected future amortization expense	$2,411,401

Note 10. Balance Sheet Components

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid expenses	$26,229	$20,821
Other current assets	21,894	36,237
Prepaid expenses and other current assets	$48,123	$57,058

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued compensation and benefits	$77,281	$79,488
Accrued professional fees	11,086	12,285
Accrued tax liabilities	6,323	17,978
Accrued interest	4,096	16,874
Other	36,716	36,605
Accrued expenses and other current liabilities	$135,502	$163,230

Note 11. Debt

Debt consisted of the following:

	Maturities	Effective Interest Rates	June 30, 2026	December 31, 2025
Notes Payable	2031	8.0%	$777	$836
2025 Term Loan	2032	5.9%	1,732,883	2,636,755
2025 DDTL	2032	6.4%	—	23,880
Total debt			1,733,660	2,661,471
Less: Unamortized deferred financing costs			(15,523)	(28,159)
Less: Current maturities			(119)	(26,853)
Total debt, noncurrent			$1,718,018	$2,606,459

2025 Credit Agreement

The Company's debt arrangements consist of the senior secured term loans (the "2025 Term Loan"), a senior secured revolving credit facility with a borrowing capacity of $400,000 (the “2025 Revolver”), and a delayed draw term loan with commitments of $201,000 (the “2025 DDTL”). The Company may draw on the 2025 DDTL until February 26, 2027.

In February 2025, the proceeds from the 2025 Term Loan were used to repay all outstanding instruments under the Company’s prior credit facilities. As a result of the extinguishment of such debt, the Company recorded a loss on extinguishment of debt of $15,535, which is included within Interest expense, net for the six months ended June 30, 2025.

In April 2026, the Company used $946,000 of the net IPO proceeds to prepay a portion of the 2025 Term Loan. In June 2026, the Company amended the 2025 Credit Agreement to reduce the applicable interest rate margin by 25 basis points, reduce the available commitments on the 2025 DDTL from $250,000 to $201,000, and amend the prepayment schedule such that the outstanding principal amounts are due in full at maturity. Following the amendment, there were no amounts outstanding under the 2025 DDTL. The fees incurred related to the partial prepayment and subsequent amendment were not material and are included within Interest expense, net for the three and six months ended June 30, 2026. The Company recorded a loss on extinguishment of debt of $11,447, which is included within Interest expense, net for the three and six months ended June 30, 2026.

As of June 30, 2026, there was no outstanding balance on the 2025 Revolver and $3,716 letters of credit were utilized, resulting in an available borrowing capacity of $396,284 on the 2025 Revolver. As of June 30, 2026, the Company had not borrowed against the amended 2025 DDTL. As of December 31, 2025, there was no outstanding balance on the 2025 Revolver and the Company had borrowed $24,000 against the 2025 DDTL.

Commitment Fees

The Company is subject to commitment fees, payable quarterly in arrears, on the unused portion of its revolving credit commitments and the undrawn capacity on its delayed draw term loan. Commitment fees were not material for the three and six months ended June 30, 2026 and 2025, and are included within Interest expense, net in the Condensed Consolidated Statements of Operations.

Interest Rate Hedges

In April 2025, the Company entered into interest rate collar arrangements as an economic hedge to a portion of the Company’s outstanding debt. The collars have a cap rate of 5.0% and floor rates ranging from 1.9% to 2.5%. As of June 30, 2026 and December 31, 2025, the notional amount of the interest rate collars was $1,783,500 and $1,791,000, respectively. The interest rate collars terminate in December 2028.

The fair value as of June 30, 2026 was $2,162, which is included within Other assets. The fair value as of December 31, 2025 was $2,474, which is included within Other long-term liabilities. The change in fair value was $3,912 and $(5,682) for the three months ended June 30, 2026 and 2025, respectively, and $4,637 and $(5,770) for the six months ended June 30, 2026 and 2025, respectively, which is included within Interest expense, net.

Note 12. Commitments and Contingencies

Asset Retirement Obligations

The Company has asset retirement obligations (“AROs”) that are conditional upon certain events.

These AROs generally include the removal and disposition of non-friable asbestos. The facilities that contain non-friable asbestos are generally maintained in place, and under applicable environmental and workplace safety requirements, removal and disposal is generally required only if these materials are disturbed in connection with a major renovation, demolition, or other disposal activity, or if conditions otherwise require abatement under applicable law. The Company has not recorded a liability as of June 30, 2026, because the Company has no current plans for activities that would trigger disturbance and does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacements, and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion. The Company will continue to evaluate these conditional obligations each reporting period and will record a liability when the fair value becomes reasonably estimable, including when the timing of settlement becomes reasonably estimable.

Additionally, the Company leases various properties under contracts that give the lessor the right to make the determination as to whether the lessee must return the premises to their original condition, except for normal wear and tear. The Company does not normally make substantial modifications to leased property, and many of the Company's leases either require lessor approval of planned improvements or transfer ownership of such improvements to the lessor at the termination of the lease. Historically, the Company has not incurred significant costs to return leased premises to their original condition.

Environmental Costs

The Company has certain liabilities associated with potential obligations to perform environmental remediation. As of June 30, 2026 and December 31, 2025, the accruals related to these obligations were $51,036 and $51,291, respectively, and are included within Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

In 2024, a settlement agreement with TD and related parties was signed, which provided the Company with access to its former facility to update the environmental condition assessment of the property and remaining remediation efforts required, formalize the Company's oversight of the investigation and remediation activities with the Connecticut Department of Energy and Environmental Protection (“CDEEP”) and enable such investigation and remediation to be performed to a commercial/industrial standard rather than the more stringent residential standard. Under this settlement agreement, the Company will undertake the investigation, remediation and abatement of the site, with a modest contribution from TD’s principal. The Company engaged an environmental consultant to gather the appropriate data to calculate a range for the potential environmental obligation. The environmental consultant provided an estimate of the costs that are likely to be incurred in connection with these environmental investigation and remediation activities.

As of June 30, 2026 and December 31, 2025, $44,867 and $45,015, respectively, were accrued for these environmental investigation and remediation activities in Other long-term liabilities. The aggregate undiscounted amount has been accrued because it represents the Company’s best estimate of the cost, but the timing of payments is not considered to be fixed and reliably determinable. There can be no assurance that this matter would not have an adverse impact on our business, financial condition, results of operations and/or cash flows.

Bloomfield

The Company has the responsibility for environmental investigation and remediation at its Bloomfield campus as may be required under the Connecticut Transfer Act and other environmental laws and it continues the effort to define the scope of the remediation that will be required by the CDEEP. This investigation and remediation process will take many years to complete.

As of June 30, 2026 and December 31, 2025, the Company had $4,950 and $5,003, respectively, accrued for these environmental investigation and remediation activities, a portion of which is included in Accrued expenses and other current liabilities and the remaining balance is included in Other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time. The following represents estimated future payments for the undiscounted environmental investigation and remediation liability related to the Bloomfield campus as of June 30, 2026:

Year Ending December 31,	Amount
Remaining portion of 2026	$132
2027	195
2028	289
2029	465
2030	76
Thereafter	3,793
Total	$4,950

Other Matters

The Company is subject to commercial matters and legal proceedings and claims that arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, the Company does not have any knowledge of any such matters that would have a material adverse effect on the condensed consolidated financial statements, except as disclosed below.

Commercial Commitments

In November 2024, a manufacturing business in Jacksonville, Florida (the “Jacksonville Business”) that is not part of the Arxis Businesses, was divested to a third party. Following the divestiture, the Company remained a guarantor of certain performance obligations arising under a long-term customer contract to which the Jacksonville Business is a party, pursuant to a guarantee agreement between the Company and such customer that predates the divestiture. The term of the contract covered by the guarantee ends in December 2028. There is no limitation to the maximum potential future liabilities under this guarantee; however, the Company has a right to indemnification from the Jacksonville Business against such losses that may arise from any failure of the Jacksonville Business to perform under the contract. Such indemnification right includes a monetary cap of $10,000, subject to customary exceptions. The Company may also have other rights or claims, at law or in equity, in connection with any failure by the Jacksonville Business to perform under the contract.

The customer has notified the Company of concerns regarding performance of the contract by the Jacksonville Business and alleged that it has incurred damages of $48,345 related to non-performance of the contract to date. The customer has requested that the Company fulfill its obligations under the guarantee. The Company has accrued $9,000 as of June 30, 2026 and December 31, 2025.

As a response, in January 2026, the Company commenced litigation to seek to cause the Jacksonville Business to perform the contract. The Company may incur a loss with respect to this matter pursuant to the guarantee if the customer and the Jacksonville Business do not resolve their dispute regarding the contract or if the Company is unsuccessful in causing the Jacksonville Business to perform the contract. For the three and six months ended June 30, 2026, there were no adjustments made to the condensed consolidated financial statements with respect to this matter.

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

The Company has accrued $17,388 representing the Company’s estimate of probable loss associated with the loss of property and business interruption portion of the case, which is included within Other long-term liabilities as of June 30, 2026 and December 31, 2025. The Company, in coordination with insurance, estimates that a portion of the liability on the loss of property and business interruption portion of the case will fall within insurance coverage amounts. Accordingly, the Company recognized a receivable for the amount estimated to be recoverable through insurance related to the business interruption claims of $7,779, which is included within Other assets as of June 30, 2026 and December 31, 2025. As of June 30, 2026, the Company had not recorded any changes in the estimates associated with these claims.

The claims related to loss of property and business interruption proceeded to trial and there was a verdict awarding $22,000 to the plaintiff. Additional pre-judgment and post-judgment interest will apply. The jury found there was no design defect in the K-Max blades. The Company, along with the insurance carriers, has appealed the verdict. The Company estimates that resolution of this matter is not expected to occur within twelve months of June 30, 2026.

Other than the above matters, the Company is not involved in any pending, material legal proceedings other than routine legal proceedings occurring in the ordinary course of business.

Note 13. Income Taxes

The Company’s effective income tax rate reflects changes resulting from the Reorganization and IPO. In connection with the Reorganization, a portion of one of the Arxis Businesses that had previously operated as a partnership for U.S. federal income tax purposes became subject to U.S. federal and state corporate income taxes as part of the Company's consolidated group. Also, as a result of the Reorganization, the Company recognized a discrete tax benefit of $1.4 million (tax-effected) during the three months ended June 30, 2026 related to the establishment of deferred tax assets. The IPO resulted in several impacts to the annual effective tax rate, including a material and adverse impact due to nondeductible share-based compensation expense and a nonmaterial impact under the separate return limitation year (“SRLY”) rules. The IPO did not result in the establishment of any additional valuation allowances or the release of any material valuation allowances.

The Company's effective income tax rate was (247.2%) for the three months ended June 30, 2026, compared to 200.6% for the three months ended June 30, 2025. The Company's effective income tax rate was 28.4% for the six months ended June 30, 2026, compared to 250.9% for the six months ended June 30, 2025.

The change in the effective tax rate for the three months ended June 30, 2026 was primarily due to IPO-related items, including nondeductible share-based compensation, which resulted in a near break-even pre-tax book basis.

The effective tax rates for the three and six months ended June 30, 2026 and 2025 differed from the U.S. federal statutory tax rate of 21% primarily due to IPO-related items, including nondeductible share-based compensation, and the mix of earnings and losses across jurisdictions subject to different tax rates.

Based on its analysis, the Company’s pre-IPO tax attribute carryforwards, including net operating losses, tax credits, and disallowed interest under IRC Section 163(j) are subject to the lesser of the SRLY or Section 382 annual limitation. The Company does not expect these limitations to cause any tax attributes to expire before they are utilized and thus does not expect to establish any additional valuation allowances.

Based on the current earnings, it is reasonably possible that, within the next twelve months, sufficient sources of income may become available to support the release of a portion of the valuation allowance. Any such release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recognized.

The Company recognized certain tax effects associated with the Convertible-Related Tax Receivable Agreement entered into in connection with the Reorganization and IPO. Refer to “Note 14. Equity” for additional information.

Note 14. Equity

Prior to the Reorganization and IPO, the Company’s outstanding equity consisted of Class A-1 Units and Class A-2 Units (collectively, “Class A Units”), Class B Units (incentive units), and Growth Participation Units and Value Creation Bonus Units (equivalent Class B Units) of Arcline Engineered Polymer Topco, L.P., Hawkeye TopCo, L.P., Connector TopCo, L.P., and Ovation TopCo, L.P.

Upon the completion of the Reorganization, as described in “Note 1. Organization and Nature of Operations,” the Company’s outstanding equity units were converted into Class A common stock and Class B common stock. As consideration for the Reorganization, the Company issued (i) 340,676,783 shares of Class B common stock, par value $0.01 (“Class B common stock”), and 23,082,950 shares of Class A common stock, par value $0.01 (“Class A common stock”), to the holders of Class A units and vested equity units of the Arxis Businesses and (ii) 10,547,575 restricted shares of, or restricted units with respect to, Class A common stock to holders of unvested equity units of the Arxis Businesses, which awards are subject to forfeiture conditions. In addition, the Company issued one share of convertible common stock to Arcline.

Class A, Class B, and Class C common stock have the same economic rights, including rights to dividends and distributions upon liquidation. Class B common stock is convertible into Class A common stock on a one-for-one basis at the option of the holder, and will automatically convert on a one-for-one basis upon the earliest to occur of (i) a transfer of such shares other than as permitted under the Company's amended and restated certificate of incorporation, (ii) such shares coming to be held by a person other than a permitted transferee, (iii) the approval of the holders of a majority of the outstanding Class B common stock, voting separately as a class, or (iv) the first business day after which the outstanding Class B common stock represents less than 10% of the total outstanding common stock and the Sponsor (together with its permitted transferees) beneficially owns less than 35% of the Class B common stock originally issued to the Sponsor in connection with the IPO, in each case as further described in the Company's amended and restated certificate of incorporation.

Class A common stockholders are entitled to one vote per share, Class B common stockholders are entitled to 20 votes per share, and Class C common stockholders are entitled to no votes per share.

Convertible Common Stock

In connection with the Reorganization, the Company issued one share of convertible common stock to Arcline pursuant to the Advisory and Consulting Agreement. The convertible common stock is convertible into shares of Class B common stock (or Class A common stock if no Class B common stock is outstanding at the time of such conversion) representing the product of (i) 1.25% of the Company’s fully diluted capital stock outstanding at the time of conversion multiplied by (ii) two times the value of one minus the quotient obtained by dividing the IPO price per share of $28.00 ("IPO Price") by the stock price per share at the time of conversion. The convertible common stock is convertible at the holder’s option from the fifth anniversary of the IPO (April 17, 2031) until the tenth anniversary of the IPO (April 17, 2036), provided that the price of Class A common stock must equal at least two times the IPO Price prior to conversion. If the trading price of Class A common stock has been less than 1.5 times the IPO Price for at least 75% of trading days during the twelve-month period ending immediately prior to the 11-year anniversary of the IPO (April 17, 2037), any outstanding convertible common stock will be automatically forfeited. If the convertible common stock is forfeited for any reason prior to the fifth anniversary of the IPO (April 17, 2031), including because Arcline ceases performing services under the Advisory and Consulting Agreement, no conversion will occur. After the 12-year anniversary of the IPO (April 17, 2038), the Company may, at the election of the disinterested directors at that time, redeem any outstanding convertible common stock for an amount of Class A common stock equal to the excess of three times the IPO Price, on an as-converted basis, regardless of whether any other conditions to conversion have been satisfied.

Prior to satisfaction of the conversion conditions above, the holder is entitled to vote, to consent, to receive dividends, if any, to receive notices as stockholders with respect to any meeting of stockholders and to exercise any rights whatsoever on an as-converted basis. See "Note 15. Share-Based Arrangements" for measurement and recognition under ASC 718.

In connection with the issuance of the convertible common stock, the Company entered into the Convertible-Related Tax Receivable Agreement whereby the Company will pay Arcline 85% of the cash tax savings realized by the Company with respect to the compensation deduction resulting from the transfer of the convertible common stock in respect of the services to be provided under the Advisory and Consulting Agreement and the related election under Section 83(b) of the Internal Revenue Code. As of June 30, 2026, the Company accrued $13,277 related to this arrangement.

Note 15. Share-Based Arrangements

Restricted Shares and Restricted Stock Units

Prior to the Reorganization, Arcline Engineered Polymer Topco, L.P., Hawkeye TopCo, L.P., Connector TopCo, L.P., and Ovation TopCo, L.P. established Management Equity Plans (the “ME Plans”), Growth Participation Plans (“GPP”) and the Value Creation Bonus (“VCB”) Plan, under which the Board of Directors of each entity’s plan had the authority to grant Management Incentive Units (“MIUs”), Growth Participation Units (“GPUs”) and VCBs, respectively.

In connection with the Reorganization, outstanding unvested equity awards were converted into RSAs or RSUs with respect to Class A common stock. The RSAs and RSUs are subject to service-based vesting conditions. Any performance-based vesting conditions that previously existed were eliminated upon the Reorganization. The Company accounted for the conversion of the equity awards as a modification under ASC 718 and recognized incremental expense for vested awards of $73,103 for the three and six months ended June 30, 2026 recognized within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Vesting for the RSAs generally occurs as follows: (i) the portion subject to the original service-based vesting condition will continue to vest over the respective original vesting schedule, and (ii) the portion previously subject to the performance-based vesting condition will vest over three years beginning on the later of the one-year anniversary of the IPO or the three-year anniversary of the applicable vesting commencement date. Vesting for the RSUs, which were previously subject to performance-based vesting conditions, will vest over two years beginning on the one-year anniversary of the IPO.

As of June 30, 2026, the Company had 10,414,021 unvested RSAs and RSUs outstanding. Total unrecognized compensation expense related to the unvested RSAs and RSUs issued was $239,019, which is expected to be recognized over a weighted-average period of 2.5 years.

Convertible Common Stock

The grant-date fair value of the convertible common stock was $129,680, which is recognized as compensation expense on a straight-line basis over the derived service period of five years, based on the timing to achieve the outcome under the optimal scenario determined by the valuation. For the three and six months ended June 30, 2026, the Company recognized $5,403 of share-based compensation expense. As of June 30, 2026, there was $124,277 of total unrecognized compensation expense related to the convertible common stock, which is expected to be recognized over 4.8 years.

2026 Omnibus Plan

In connection with the IPO, the Company’s board of directors and stockholders approved the Arxis, Inc. 2026 Omnibus Incentive Plan (the “2026 Omnibus Plan”) for the purpose of granting long-term equity incentive awards to the Company’s employees, consultants and non-employee directors. The 2026 Omnibus Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock-based awards. A total of 58,998,448 shares of the Company’s Class A common stock were reserved for issuance under the 2026 Omnibus Plan. Starting in 2027, the number of shares available for issuance under the 2026 Omnibus Plan will be increased automatically on the first day of each fiscal year, by a number of shares of Class A common stock equal to the lesser of (i) 5% of the outstanding number of shares of all classes of common stock (on a fully diluted basis) on the last day of the immediately preceding fiscal year, and (ii) a lower number of shares as may be determined by the compensation committee.

As of June 30, 2026, 58,905,086 shares remained available for future issuance.

Employee Stock Purchase Plan

In connection with the IPO, the Company's board of directors and stockholders approved the Arxis, Inc. Employee Stock Purchase Plan (the "ESPP") for the purpose of providing the Company's employees with an opportunity to acquire an interest in the Company through the purchase of shares of Class A common stock. The ESPP has two components, one which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code and one which is not intended to so qualify.

The ESPP enables eligible employees to purchase shares of Class A common stock through accumulated payroll deductions at a discounted price equal to 85% of the fair market value of a share of Class A common stock on the purchase date. Each offering period is expected to have a duration of six months, and the maximum number of shares that may be purchased by a participant during a single offering period may not exceed 5,000 shares.

A total of 3,694,208 shares of Class A common stock were reserved for issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase on the first day of each fiscal year following April 17, 2026 by a number equal to the lesser of (i) 1.00% of the outstanding number of shares of all classes of common stock on the last day of the immediately preceding fiscal year and (ii) such number of shares determined by the compensation committee in its discretion, subject to a maximum of 100,000,000 shares. As of June 30, 2026, 3,694,208 shares remained available for future issuance under the ESPP.

As of June 30, 2026, no amounts have been withheld on behalf of employees for a future purchase under the ESPP and no shares of Class A common stock have been purchased under the ESPP as the first offering period had not yet commenced.

Note 16. Net Income (Loss) Per Share

Prior to the Reorganization and IPO, all earnings were attributable to the historical equity holders of the Arxis Businesses. As the Company's historical ownership did not have common stock, and the capital structure before and after the Reorganization and IPO are not comparable, the presentation of net income (loss) per share for the periods prior to the IPO is not meaningful and not presented herein.

See "Note 2. Summary of Significant Accounting Policies" for a description of the Company's net income (loss) per share methodology, including the treatment of the Company's convertible common stock as a participating security. Because Class A common stock, Class B common stock, Class C common stock and convertible common stock all represent common stock outstanding, basic net income (loss) per common share is presented on a combined basis for all classes of common stock. Since the Company is in a net loss for the three months ended June 30, 2026, diluted net income (loss) per common share is also presented on a combined basis for all classes of common stock.

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026		2025	2026		2025
Net income (loss)	$(4,909)		N/A	$48,400		N/A
Net loss attributable to common shareholders	$(4,909)		N/A	$(4,909)	(1)	N/A
Weighted-average common shares outstanding, basic and diluted	401,813,695	(2)	N/A	401,813,695	(2)	N/A
Net loss per common share, basic and diluted	$(0.01)		N/A	$(0.01)	(1)	N/A

(1)
Only represents net loss attributable to common shareholders and net loss per common share, basic and diluted for the three months ended June 30, 2026, which represents the period during which the Company had common stock outstanding. See "Note 1. Organization and Nature of Operations" for additional details.
(2)
Weighted-average common shares outstanding is calculated based on the shares issued in connection with the Reorganization reflected as outstanding starting on April 1, 2026 and the shares issued in the IPO starting on April 16, 2026.

All potentially dilutive securities were excluded from diluted net loss per common share, as their inclusion would have been antidilutive. Accordingly, basic and diluted net loss per common share are the same for the periods presented.

The following securities were excluded from diluted net loss per common share because their effect would have been anti-dilutive, or because the necessary conditions for conversion or issuance had not been satisfied as of the end of the periods presented:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Restricted shares	7,979,952	7,979,952
Restricted stock units	2,913,515	2,913,515
Convertible common stock(1)	2,476,225	2,476,225
Total potential dilutive securities not included in net loss per common share	13,369,692	13,369,692

(1)
The convertible common stock is convertible into shares of Class B common stock (or Class A common stock if no Class B common stock is then outstanding) only upon satisfaction of certain market price and service conditions, which had not been satisfied as of June 30, 2026. See "Note 14. Equity" for further discussion.

Note 17. Employee Retirement Plans

Pension Plans

The Company sponsors certain defined benefit pension plans. Certain of these defined benefit pension plans are non-contributory and frozen and therefore no additional service costs are incurred for those plans. Other defined benefit pension plans maintained by the Company’s operating subsidiaries continue to accrue benefits for eligible participants in accordance with the respective plan provisions. Net periodic pension (income) cost was not material for the three and six months ended June 30, 2026 and 2025.

Contributions to the Company’s defined benefit pension plans were not material for the three and six months ended June 30, 2026 and 2025. Contributions to the defined benefit pension plans are not expected to be material in 2026.

Deferred Compensation Plans

The Company maintains a non-qualified deferred compensation plan for certain of its employees. In 2026, the non-qualified deferred compensation plan was frozen to new employee and employer contributions, with existing balances continuing to accrue earnings based on participants' investment elections. Generally, participants have the ability to defer a certain amount of their compensation, as defined in the agreement. The deferred compensation liability will be paid out either upon retirement or as requested based upon certain terms in the agreements and in accordance with Internal Revenue Code Section 409A. The Company holds investments in company-owned life insurance policies which are recorded at cash surrender value (Level 2). The investments are included in Other assets on the Condensed Consolidated Balance Sheets and were $33,661 and $32,728, as of June 30, 2026 and December 31, 2025, respectively. The liabilities under this plan were $2,403 and $2,566, which are included in Accrued expenses and other current liabilities, and $15,081 and $16,490, which are included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, as of June 30, 2026 and December 31, 2025, respectively.

Defined Contribution Plans

The Company sponsors defined contribution plans covering substantially all eligible employees. The plans permit participants to make elective deferrals, with the Company providing matching contributions. Company contributions vary depending on the date of hire, with the majority of employees eligible for employer matching on a portion of their contributions. Employer contributions to the defined contribution plans were $2,418 and $2,409 for the three months ended June 30, 2026 and 2025, respectively and $5,878 and $6,192 for the six months ended June 30, 2026 and 2025, respectively.

Note 18. Related Party Transactions

Advisory and Consulting Agreement

The Company has the Advisory and Consulting Agreement with Arcline. The Company pays advisory fees upon consummation of certain transactions. The Advisory and Consulting Agreement expires upon the mutual agreement of Arcline and the Company. Under the Advisory and Consulting Agreement, the Company has agreed to indemnify Arcline and its affiliates against losses arising from their performance of services thereunder, except for willful misconduct. The Company's maximum exposure under this indemnification is unknown, but the Company believes the risk of loss to be remote, and no liability has been recorded.

For the three months ended June 30, 2026 and 2025, the Company incurred $933 and $625, respectively, and paid $786 and $904, respectively, for these services. For the six months ended June 30, 2026 and 2025, the Company incurred $1,665 and $1,828, respectively, and paid $1,399 and $1,990, respectively, for these services. The costs are included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Payables due to Related Parties

The Company has a note payable due to an affiliate of Arcline of $5,500, which is unsecured and due in April 2030 and is included in Other long-term liabilities for the periods presented. The note is interest-bearing at SOFR plus 3.50% and matures on April 19, 2030 with outstanding principal and interest due at that time.

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

The notional amount of the outstanding notes receivable as of June 30, 2026 and December 31, 2025 was $6,000 and $28,500, respectively, and is recorded within Additional paid-in capital as of June 30, 2026. During the six months ended June 30, 2026, notes receivable with an aggregate notional amount of $22,500 were extinguished, of which $5,000 was settled in cash and $17,500 was settled through the surrender, transfer, and cancellation of certain equity interests held by the respective borrower.

Leases

The Company leases certain manufacturing facilities and transportation equipment under operating leases with affiliates of Arcline. Total related party lease payments were not material for the three and six months ended June 30, 2026 and 2025.

Transition Services Agreements

As of June 30, 2026 and December 31, 2025, the Company had $3,717 and $4,622, respectively, of receivables due from affiliates of Arcline recorded within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, for services provided under transition service agreements (“TSAs”). These services and incurred amounts relate to technology, finance, human resources, and payroll support and are expected to be billed and collected within twelve months. The TSAs are valid until mutual agreement to terminate. During the three and six months ended June 30, 2026 and 2025, income related to these TSAs was not material.

Note 19. Subsequent Events

On May 29, 2026, the Company entered into a definitive agreement to acquire a 100% equity interest in Omnetics Connector Corporation (“Omnetics”), a leading designer and manufacturer of micro-miniature and nano-miniature high-reliability connectors and interconnect systems for aerospace, defense, space, medical and industrial customers. The acquisition will close upon completion of regulatory approvals and other customary closing conditions. The acquisition expands the Company’s connector and interconnect assemblies, strengthening the Company’s ability to support key customers. Total consideration is expected to be approximately $770,000, which is expected to be funded through the issuance of equity.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Arxis, Inc. (“Arxis,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the concentration of our business on the aerospace and defense industries; the unique business risks of supplying products to companies contracting with the U.S. government; the significant competition that we face; our industry’s rapid change; any decline or lower-than-anticipated growth of the markets into which we sell our products and services; cost overruns; the availability and pricing of certain components and raw materials from suppliers; inflation; our products may not operate as intended; our decentralized organizational structure; our indebtedness and the restrictive covenants under the agreements governing our indebtedness; our ability to comply with the extensive governmental regulation to which we are subject; our ability to maintain our government or industry approvals; product liability lawsuits and product recalls; our ability to obtain, maintain, protect and enforce our intellectual property (“IP”) and proprietary rights on which our business depends; our ability to realize the anticipated benefits from the Reorganization; and the significant transaction costs that we have incurred and expect to continue to incur in connection with the Reorganization and as a public company. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of our Class A common stock and any income from them can go down as well as up. Arxis disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and liquidity and capital resources of Arxis, Inc. The Arxis Businesses were not historically consolidated. This should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited combined financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our final prospectus filed with the SEC pursuant to Rule 424(b) (the “Prospectus”) on April 16, 2026, for the year ended December 31, 2025. This discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors,” and “Cautionary Statement Regarding Forward-Looking Statements” sections. Unless the context otherwise requires, references in this section to “we,” “our,” “us” and the “Company” refer to Arxis, Inc. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in thousands.

Overview

We are a leading designer and manufacturer of proprietary, mission-critical electronic and mechanical components engineered for cutting-edge performance in extreme environments. Leveraging significant IP and world-class engineering capabilities, we design and deliver innovative solutions that address some of our customers’ most complex performance needs. Our business is highly diversified across end markets, customers and platforms. While we primarily serve the broader aerospace and defense industries, we also have a significant presence across medical technology and other specialized industrial technology end markets. We operate in two reportable segments: Electronic Components and Mechanical Components. For a complete description of our business and segments, refer to Part I, Item 1. Business of our Prospectus.

We generated revenue of $500.7 million for the three months ended June 30, 2026, representing an increase of 25.0% compared to $400.4 million for the 2025 period. Net loss for the for the three months ended June 30, 2026 was $4.9 million compared to $29.3 million for the 2025 period. Adjusted EBITDA was $211.5 million, or 42.2% of revenue, for the three months ended June 30, 2026, compared to $153.7 million, or 38.4% of revenue, for the 2025 period. Refer to“Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Demand across our end markets remained strong during the second quarter of 2026, driven by continued growth in defense and space programs from increasing U.S. and allied budgets, sustained growth in commercial aerospace from robust production rates and aftermarket activity, and solid demand across our industrial technology end markets driven by continued investment in automation and electrification. Our results are supported by disciplined execution, productivity initiatives, and cost management, underscoring the strength and scalability of our proprietary business system – Arxis EDGE (Empower Data-Driven Growth and Execution) – through which we drive team-based selling and accountability, increase cross-selling opportunities across our business units and support our commercial strategy. Additionally, we continue to pursue strategic acquisitions that complement our existing portfolio.

Recent Developments

The following significant events occurred during or subsequent to the six months ended June 30, 2026.

Reorganization and Initial Public Offering

In April 2026, the Company completed its Reorganization and IPO of shares of Class A common stock. The Company’s Class A common stock began trading on the Nasdaq under the ticker symbol “ARXS” on April 16, 2026. Net proceeds from the IPO were $1,220.6 million, after deducting underwriting discounts, commissions and offering costs. A portion of the net proceeds was used to repay $946.0 million of outstanding indebtedness under the Company’s Term Loan Credit Facility, with the remainder to be used for working capital and general corporate purposes.

In connection with the IPO, the Company completed the Reorganization, pursuant to which the Arxis Businesses were reorganized into a corporate structure. Prior to the Reorganization, the Arxis Businesses operated as limited partnerships and limited liability companies. As a result of the Reorganization, the Company is subject to U.S. federal and state corporate income taxes on a consolidated basis. Refer to the Company’s Prospectus filed with the SEC on April 16, 2026 for additional details regarding the Reorganization.

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

Acquisitions

On June 1, 2026, the Company acquired 100% equity interest in MagCanica, LLC (“MagCanica”), a designer and manufacturer of non-contact, high-precision torque sensors that are used in high-performance rotating systems. The acquisition complements the Company's existing military flexible driveshaft capabilities and addresses a growing need for real-time monitoring of mission-critical rotating systems.

On January 5, 2026, the Company acquired 100% of the equity interest of Micro-Tronics, LLC (“Micro-Tronics”), a leading provider of engineered, mission-critical elastomeric and metallic components for commercial aerospace and defense applications. The acquisition expands the Company's product line into adjacent and overlapping capabilities, including elastomeric diaphragm seals and assemblies to high-precision electrical discharge machined components.

On June 27, 2025, the Company acquired 100% equity interest in Oldham Seals Group Limited (“Oldham”), a Chichester, England based company that designs and manufactures highly engineered elastomeric and polymer products for the naval and civilian shipping industry, oil and gas and traction industries.

For additional information regarding our acquisitions, refer to "Note 3. Business Combinations,” in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following tables set forth a summary of our results of operations for the three and six months ended June 30, 2026 and 2025.

	Historical
Consolidated Statements of Operations Data:	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$500,728	$400,444	$959,586	$780,523
Cost of revenue	238,127	202,830	462,142	419,998
Gross profit	262,601	197,614	497,444	360,525
Selling, general and administrative expenses	193,633	80,578	281,950	149,204
Amortization of intangible assets	36,284	34,183	72,307	68,263
Operating income	32,684	82,853	143,187	143,058
Interest expense, net	39,427	57,356	83,385	125,616
Other income, net	(5,329)	(3,589)	(7,796)	(4,818)
Net income (loss) before income taxes	(1,414)	29,086	67,598	22,260
Income tax expense	3,495	58,342	19,198	55,840
Net income (loss)	$(4,909)	$(29,256)	$48,400	$(33,580)

Three and Six Months Ended June 30, 2026 as compared to the Three and Six Months Ended June 30, 2025

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Organic revenue	$484,374	$400,444	$929,524	$780,523
Acquisition revenue	16,355	—	30,062	—
Total revenue	$500,728	$400,444	$959,586	$780,523

Revenue increased by $100.3 million, or 25.0%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Revenue increased by $179.1 million, or 22.9%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Organic Revenue

Organic revenue represents revenue from our existing businesses for comparable periods and excludes revenue from acquisitions. We include revenue from new acquisitions in organic revenue from the 13th month after the acquisition on a comparative basis with the prior period. As a result, revenue originally classified as acquisition revenue in the immediately preceding comparative period is reclassified as organic revenue in all the periods presented from the 13th month after acquisition onwards. Organic revenue therefore reflects the period‑over‑period change in revenue attributable to underlying performance factors, such as customer demand, pricing, and volume, and excludes the impact of businesses that contributed revenue for only a portion of one of the comparative periods due to acquisition timing.

For the three months ended June 30, 2026 as compared to the 2025 period, organic revenue increased by $83.9 million, or 21.0%, which was driven by broad-based growth across all of our end markets, led by Industrial Technology, and supported by continued strength in Commercial Aerospace and Defense and Space.

For the three months ended June 30, 2026 as compared to the 2025 period, growth across all of our end markets reflected the combined benefit of higher sales volume and favorable pricing actions. Volume growth reflected increased customer demand across key programs and applications, as well as contributions from new business wins, contributing mid-teens growth led by Industrial Technology and Commercial Aerospace end markets. Pricing contributed a mid-single-digit increase across each of our end markets, reflecting contractual price escalations and price realization actions.

For the six months ended June 30, 2026 as compared to the 2025 period, organic revenue increased by $149.0 million, or 19.1%, including a 1% favorable foreign currency impact. Growth remained broad-based across all of our end markets throughout the first half of 2026.

For the six months ended June 30, 2026 as compared to the 2025 period, growth across all end markets reflected the combined benefit of higher sales volume and favorable pricing actions. Volume growth reflected increased customer demand across key programs and applications, as well as contributions from new business wins, contributing low-teens growth across all our end markets. Pricing contributed a mid-single-digit increase across each of our end markets, reflecting contractual price escalations and price realization actions.

The favorable demand environment remained consistent throughout the first half of 2026, supported by increased U.S. and allied defense spending, higher commercial aerospace production rates and aftermarket activity, and continued investment in automation and electrification across industrial technology applications.

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

For the three and six months ended June 30, 2026 acquisition revenue was $16.4 million and $30.1 million, respectively, which represents revenue from businesses acquired after June 30, 2025 that was not included in the comparable organic revenue base for the period, and is attributable to the acquisitions of Oldham, Micro-Tronics, and MagCanica.

Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Gross profit	$262,601	$197,614	$497,444	$360,525
Gross margin	52.4%	49.3%	51.8%	46.2%

For the three months ended June 30, 2026 as compared to the 2025 period, gross profit increased by $65.0 million, or 32.9%, which was primarily due to improved operating leverage on higher volumes, and partially attributable to favorable price realization, reflecting continued operational execution across the business, and incremental gross profit from the acquisitions of Oldham, Micro-Tronics, and MagCanica.

For the six months ended June 30, 2026 as compared to the 2025 period, gross profit increased by $136.9 million, or 38.0%, which was primarily due to improved operating leverage on higher volumes, and partially attributable to favorable price realization, reflecting continued operational execution across the business. The increase was also partially attributable to a $16.8 million favorable change in amortization of inventory step-up from acquisitions, and incremental gross profit from the acquisitions of Oldham, Micro-Tronics, and MagCanica.

For both the three and six months ended June 30, 2026 as compared to the 2025 period, gross margin increased primarily due to operational leverage on increased volumes and partially attributable to favorable price realization. Continued operational execution initiatives also supported margin expansion.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Selling, general and administrative expenses	$193,633	$80,578	$281,950	$149,204
Percentage of revenue	38.7%	20.1%	29.4%	19.1%

Selling, general and administrative expenses increased by $113.1 million, or 140.3%, for the three months ended June 30, 2026 as compared to the 2025 period. Selling, general and administrative expenses increased by $132.7 million, or 89.0%, for the six months ended June 30, 2026 as compared to the 2025 period. These increases were primarily driven by share-based compensation expense and transaction expenses recognized in connection with our IPO.

Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Amortization of intangible assets	$36,284	$34,183	$72,307	$68,263
Percentage of revenue	7.2%	8.5%	7.5%	8.7%

Amortization of intangible assets increased by $2.1 million, or 6.1%, for the three months ended June 30, 2026 as compared to the 2025 period. Amortization of intangible assets increased by $4.0 million, or 5.9%, for the six months ended June 30, 2026 as compared to the 2025 period. These increases were due to amortization related to acquired intangible assets.

Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Interest expense, net	$39,427	$57,356	$83,385	$125,616
Percentage of revenue	7.9%	14.3%	8.7%	16.1%

Interest expense, net decreased by $17.9 million, or 31.3%, for the three months ended June 30, 2026 as compared to the 2025 period, which was primarily due to the repayment of $946.0 million aggregate principal amount of debt in April 2026 using a portion of the proceeds from the IPO, partially offset by an $11.4 million loss on extinguishment of debt.

Interest expense, net decreased by $42.2 million, or 33.6%, for the six months ended June 30, 2026 as compared to the 2025 period, which was primarily due to the repayment of $946.0 million aggregate principal amount of debt in April 2026 using a portion of the proceeds from the IPO.

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Other income, net	$(5,329)	$(3,589)	$(7,796)	$(4,818)
Percentage of revenue	(1.1)%	(0.9)%	(0.8)%	(0.6)%

Other income, net increased by $1.7 million for the three months ended June 30, 2026 as compared to the 2025 period. Other income, net increased by $3.0 million for the six months ended June 30, 2026 as compared to the 2025 period. These increases were primarily due to interest income.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Income tax expense	$3,495	$58,342	$19,198	$55,840
Percentage of revenue	0.7%	14.6%	2.0%	7.2%

Income tax expense decreased by $54.8 million for the three months ended June 30, 2026 as compared to the 2025 period. The Company's effective income tax rate was (247.2)% for the three months ended June 30, 2026, compared to 200.6% for the three months ended June 30, 2025. The change in the effective tax rate was primarily due to IPO-related items, including share-based compensation expense, which resulted in a near break-even pre-tax book loss.

Income tax expense decreased by $36.6 million for the six months ended June 30, 2026 as compared to the 2025 period. The Company's effective income tax rate was 28.4% for the six months ended June 30, 2026, compared to 250.9% for the six months ended June 30, 2025. The change in the effective tax rate was primarily due to higher pre-tax book income across the Company’s business entities, as well as changes in the jurisdictional mix of earnings and losses in 2026.

Segment Results

The following table presents revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Electronic Components
Segment Revenue	$214,847	$178,128	$416,116	$347,957
Segment Adjusted EBITDA	$94,811	$74,602	$180,954	$144,384
Segment Adjusted EBITDA Margin(1)	44.1%	41.9%	43.5%	41.5%
Mechanical Components
Segment Revenue	$285,881	$222,316	$543,470	$432,566
Segment Adjusted EBITDA	$121,352	$79,072	$218,150	$143,415
Segment Adjusted EBITDA Margin(1)	42.4%	35.6%	40.1%	33.2%

(1)
Segment Adjusted EBITDA Margin is calculated as Segment Adjusted EBITDA divided by segment revenue.

Electronic Components

Electronic Components segment revenue increased by $36.7 million, or 20.6%, for the three months ended June 30, 2026 as compared to the 2025 period. Electronic Components segment revenue increased by $68.2 million, or 19.6%, for the six months ended June 30, 2026 as compared to the 2025 period. These increases were primarily due to higher revenue across our Industrial Technology and Defense and Space end markets driven by strong customer demand.

Electronic Components Segment Adjusted EBITDA increased by $20.2 million for the three months ended June 30, 2026 as compared to the 2025 period. Electronic Components Segment Adjusted EBITDA increased by $36.6 million for the six months ended June 30,

2026 as compared to the 2025 period. These increases were primarily driven by increased operating leverage resulting from higher sales volumes, together with continued operational efficiencies.

Mechanical Components

Mechanical Components segment revenue increased by $63.6 million or 28.6% for the three months ended June 30, 2026 as compared to the 2025 period. Mechanical Components segment revenue increased by $110.9 million or 25.6% for the six months ended June 30, 2026 as compared to the 2025 period. These increases were primarily due to higher revenue across all of our end markets driven by strong customer demand, and partially attributable to the acquisitions of Oldham and Micro-Tronics.

Mechanical Components Segment Adjusted EBITDA increased by $42.3 million for the three months ended June 30, 2026 as compared to the 2025 period. Mechanical Components Segment Adjusted EBITDA increased by $74.7 million for the six months ended June 30, 2026 as compared to the 2025 period. These increases were primarily driven by higher sales volumes, which increased operating leverage, together with continued execution of our operational strategy, including operational efficiencies and cost optimization initiatives. These increases were also partially attributable to the acquisitions of Oldham and Micro-Tronics.

For more information regarding our segments please refer to “Note 5. Segment Information” in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Non-GAAP Financial Information

We report our financial results in accordance with GAAP. However, management believes that certain financial measures that are not presented in accordance with GAAP provide management and users of our financial information with useful supplemental information that provides a meaningful view of our performance across periods. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide visibility to the underlying operating performance. Management uses Adjusted EBITDA and Adjusted EBITDA Margin to review and assess the performance of the management team in connection with employee incentive programs and to prepare its annual budget and financial projections. Moreover, our management uses Adjusted EBITDA of target companies to evaluate acquisitions. In addition to Adjusted EBITDA and Adjusted EBITDA Margin, we believe Free Cash Flow and Free Cash Flow Conversion provide useful information regarding how Net cash provided by (used in) operating activities compares to the capital expenditures required to maintain and grow our business, and our available liquidity, after funding such capital expenditures, to service our debt, fund strategic initiatives and strengthen our balance sheet, as well as our ability to convert our earnings to cash. Additionally, we believe such metrics are widely used by investors, securities analysts, ratings agencies and other parties in evaluating liquidity and debt-service capabilities.

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
•
Adjusted EBITDA and Adjusted EBITDA Margin exclude certain items included within other income and expenses that are not reflective of our ongoing operational results;

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is defined as Net income (loss), adjusted for: (i) interest expense, net; (ii) income tax expense (benefit); (iii) depreciation and amortization; (iv) acquisition and integration costs; (v) restructuring costs; (vi) transaction and other deal related expenses; (vii) share-based compensation expense, and (viii) other non-recurring adjustments. Management defines Adjusted EBITDA Margin as Adjusted EBITDA divided by Revenue.

The following table sets forth a reconciliation of Net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Net income (loss)	$(4,909)	$(29,256)	$48,400	$(33,580)
Interest expense, net	39,427	57,356	83,385	125,616
Income tax expense	3,495	58,342	19,198	55,840
Depreciation and amortization	52,028	49,099	103,556	98,093
Acquisition and integration costs(1)	715	1,214	1,437	19,963
Restructuring costs(2)	—	738	270	2,475
Transaction and other deal related expenses(3)	1,819	4,074	9,044	4,955
Share-based compensation expense(4)	107,111	2,206	109,591	4,536
Other non-recurring adjustments(5)	11,812	9,901	11,812	9,901
Adjusted EBITDA	$211,498	$153,674	$386,693	$287,799
Adjusted EBITDA Margin	42.2%	38.4%	40.3%	36.9%

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
(4)
Represents the compensation expense under our share-based plans and deferred compensation plans. Includes $7.5 million for employer taxes related to vested RSUs for the three and six months ended June 30, 2026.
(5)
Represents other income and expense adjustments that are non-recurring, non-operational, or not reflective of core performance, such as loss on disposal of assets, commercial commitments or legal settlements, income from transition services agreements and non-operational pension impacts. Includes $13.3 million of expense related to the Convertible-Related Tax Receivable Agreement for the three and six months ended June 30, 2026.

Free Cash Flow and Free Cash Flow Conversion

We measure Free Cash Flow as Net cash provided by operating activities less Capital expenditures. Free Cash Flow Conversion is calculated as Free Cash Flow divided by Net income (loss). The following table sets forth a reconciliation of Net cash provided by operating activities, the most comparable GAAP financial measure, to Free Cash Flow for the periods presented:

	Six Months Ended June 30,
(in thousands, except for percentages)	2026	2025
Net cash provided by operating activities	$174,354	$68,605
Less:
Capital expenditures	(22,290)	(21,395)
Free Cash Flow	$152,064	$47,210
Free Cash Flow Conversion	314.2%	140.6%

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash and cash equivalents, cash flows from our operating activities and borrowings under our credit agreements, including revolving credit facilities. In April 2026, the Company completed its IPO of shares of Class A common stock. Net proceeds from the IPO were $1,220.6 million, after deducting underwriting discounts, commissions and offering costs. A portion of the net proceeds was used to repay $946.0 million of outstanding indebtedness under the Company’s Term Loan Credit Facility, with the remainder to be used for working capital and general corporate purposes. Our principal historical liquidity requirements have been for acquisitions, capital expenditures, servicing indebtedness and working capital needs. As we continue to expand our business, we may require additional working capital in the future for increased costs, and although we believe that we will be able to fully fund our ongoing capital expenditures, working capital requirements and other capital needs for the foreseeable future through cash on hand and cash flows from our operating activities, we may choose to use borrowings under our credit facilities to finance our operating and investing activities. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our credit agreements will be sufficient to fund our cash requirements for at least the next twelve months.

As of June 30, 2026, we had $1,732.9 million of borrowings outstanding under the Term Loan Credit Facility, and a $201.0 million commitment under our delayed draw term loan (“DDTL”), all of which was undrawn as of June 30, 2026. We had no outstanding balance under our senior secured revolving credit facility (the “Revolving Credit Facility”, and together with the Term Loan Credit Facility and DDTL, the "Credit Facilities") and $3.7 million letters of credit outstanding, resulting in an available borrowing capacity of $396.3 million on the Revolving Credit Facility.

Cash Flows

The following table sets forth the major components of our unaudited condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$174,354	$68,605
Net cash used in investing activities	(207,960)	(171,847)
Net cash provided by financing activities	279,224	171,281

Operating Activities

Cash provided by operating activities increased by $105.7 million for the six months ended June 30, 2026 as compared to the 2025 period, primarily due to an increase in Net income, adjusted for non-cash items, of $144.2 million, partially offset by an increase in cash outflow from the cash impacts of changes in working capital of $23.8 million. Our overall decrease in working capital performance was primarily attributable to a decrease of $28.4 million in Accounts payable and Accrued expenses and other current liabilities for the timing and amount of vendor payments, an increase of $24.7 million in Accounts receivable primarily due to higher revenue, partially offset by a decrease of $15.1 million in Inventory primarily due to lower purchasing activity and a decrease of $14.2 million in Prepaid expenses and other current assets primarily due to income tax receivables. In addition to the decrease in overall working capital, cash outflow from net contract liabilities increased by $14.2 million, which was primarily due to the timing of progress billings.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $208.0 million, and related to $185.8 million cash consideration paid for acquisitions and $22.3 million of capital expenditures.

Net cash used in investing activities for the six months ended June 30, 2025 was $171.8 million, and related to $152.6 million cash consideration paid for acquisitions and $21.4 million of capital expenditures.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $279.2 million, and primarily related to proceeds from the Company's IPO of $1,227.8 million, $25.0 million of proceeds from the issuance of debt, $11.3 million in contributions, and $5.4 million of proceeds from the settlement of related party notes receivable, partially offset by $952.8 million of debt repayments.

Net cash provided by financing activities for the six months ended June 30, 2025 was $171.3 million, and primarily related to $146.7 million of proceeds from the issuance of debt, net of debt repayments and debt financing fees, and $385.0 million in contributions, partially offset by $351.1 million in distributions and $7.0 million of repayments of related party payables.

2025 Credit Agreement

On February 26, 2025, wholly-owned subsidiaries of the Arxis Businesses entered into the Credit Agreement with a consortium of banks, led by Citibank, N.A. Borrowings under the Term Loan Credit Facility mature on, and remaining commitments under the DDTL thereunder terminate on, February 26, 2032. In June 2026, the Company amended the 2025 Credit Agreement to reduce the applicable interest rate margin by 25 basis points, reduce the available commitments on the 2025 DDTL from $250.0 million to $201.0 million, and amend the prepayment schedule such that the outstanding principal amounts are due in full at maturity.

We may draw on the DDTL until February 26, 2027. Borrowings under the Revolving Credit Facility mature on, and remaining commitments under the Revolving Credit Facility terminate on, February 26, 2030. The Credit Agreement contains customary conditions on the availability of commitments thereunder, including that our consolidated first-lien net leverage ratio is below specified thresholds. The interest rates on borrowings under the Revolving Credit Facility, DDTL, and Term Loan Credit Facility are calculated in accordance with the Credit Agreement and based on our consolidated first-lien net leverage ratio. We have the right to prepay borrowings at any time, subject to certain prepayment premiums applicable in connection with prepayments resulting from certain repricing events. We are obligated to prepay borrowings under certain circumstances, including using excess cash flows and proceeds from certain asset sales, casualty events and from issuances or incurrences of certain indebtedness. The obligations under the Credit Agreement are guaranteed by the restricted subsidiaries of the borrowers and, pursuant to the related holdings guarantee, which is filed as an exhibit to the registration statement of which our Prospectus forms a part, by the holding companies of the borrowers, which holding companies are also our wholly-owned subsidiaries. The obligations under the Credit Agreement are secured by substantially all of our assets, which security interests are granted pursuant to the related security agreement, which is filed as an exhibit to the registration statement of our Prospectus.

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

Other Obligations and Commitments

We have future obligations under various contracts, including finance and operating leases. During the six months ended June 30, 2026, there were no material changes to these obligations as described in our December 31, 2025 audited annual financial statements included in the Prospectus.

In connection with the Reorganization and the issuance of convertible common stock, the Company entered into the Convertible-Related Tax Receivable Agreement ("TRA"), pursuant to which the Company is contractually obligated to pay 85% of the cash tax savings, if any, realized from compensation deductions related to the convertible common stock award and the related Section 83(b) election. As of June 30, 2026, the Company had accrued $13.3 million related to its obligations under the TRA within Other long-term liabilities.

Off-Balance Sheet Arrangements

As of June 30, 2026, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition or liquidity.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements and the related notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). In preparing the unaudited condensed consolidated financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the condensed consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates. Other than as described below, there have been no material changes to our critical accounting policies and estimates as described in our Prospectus.

Convertible-Related Tax Receivable Agreement

The Company accounts for its obligations under the TRA as a contingent liability under ASC 450, which requires management to exercise significant judgment in assessing whether a payment obligation is probable and reasonably estimable, in estimating the amount of any such obligation. These judgments include estimates of the Company's future taxable income, the impact of the compensation deduction on tax attribute utilization, the applicable U.S. federal income tax rate and an assumed weighted-average state and local income tax rate. These estimates are inherently uncertain and depend on factors outside the Company's control, including future operating results and changes in tax law. Because the amount and timing of future payments depend on facts that will not be known until future periods, actual amounts paid under the TRA may differ from amounts currently accrued, and any changes in estimate could have an effect on the Company's results of operations in the period identified. See "Note 14. Equity" to the condensed consolidated financial statements herein for further information.

Recently Adopted Accounting Pronouncements

Refer to “Note 2. Summary of Significant Accounting Policies—Recent Adopted Accounting Pronouncements” in our December 31, 2025 annual financial statements reported in the Prospectus for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facilities, which have a floating interest rate component. As of June 30, 2026, we had $1,732.9 million of variable-rate debt outstanding under the Credit Facilities. A hypothetical 100 basis point increase or decrease in Term SOFR would increase or decrease our annual interest expense by $17.3 million. See “Liquidity and Capital Resources” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations above.

We had $494.7 million in cash and cash equivalents as of June 30, 2026, which is held for working capital and general corporate purposes. We do not have restricted cash. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest-bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income.

We have entered into various interest rate agreements as economic hedges to certain of our floating rate debt. As of June 30, 2026, we had interest rate contracts with an aggregate notional amount of $1,783.5 million and aggregate fair value of $2.2 million. These interest rate agreements have expiration dates through December 2028.

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

Our revenue and operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the United Kingdom and Germany. Our combined results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 1,000 basis point increase or decrease in the British pound or the Euro for the three and six months ended June 30, 2026, would not have resulted in a material impact on our operating results.

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

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, alleged breaches of contracts, alleged competition and antitrust matters, product warranties, alleged intellectual property matters, alleged personal injury claims and employment- related and environmental matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q. For a description of our outstanding material legal proceedings, see "Note 12. Commitments and Contingencies" to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could adversely affect our business, results of operations, financial condition, reputation, and prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment.

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

We also supply products to foreign governments and companies contracting with foreign governments, which present risks similar to those described above. These risks associated with supplying products to governments and government contractors could be amplified by political factors and the then-current political environment. The occurrence of any of the foregoing events could reduce our revenue from, or the profitability of, certain of our supply arrangements with agencies and buying organizations of the U.S. government and our customers that are contractors or subcontractors for such agencies and buying organizations, and could damage our reputation.

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

We have a significant amount of indebtedness. As of June 30, 2026, we had $1,733.7 million outstanding principal amount of indebtedness. Such indebtedness could have important consequences, including making it more difficult for us to satisfy our obligations with respect to our indebtedness; limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other general corporate requirements; increasing our borrowing costs; increasing our vulnerability to general economic downturns and adverse competitive and industry conditions; requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; placing us at a competitive disadvantage compared to competitors that have less debt; and impacting investors’ perception of us.

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
•
engaging external advisors with expertise and experience in the review of complex transactions and who are specialists in technical accounting matters, who advised management on accounting and reporting for transactions impacting the six months ended June 30, 2026; and
•
redesigning existing controls and implementing new controls to standardize accounting and reporting processes, including enhanced documentation and management review and approval requirements that clarify judgment criteria and accounting relevant to complex transaction.

Based on these remediation measures, we have concluded that the identified material weakness has been remediated. However, we cannot assure you that the measures we have implemented will be sufficient to avoid future material weaknesses.

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

Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. Environmental laws and regulations may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, and compliance with these existing and evolving environmental laws and regulations requires and is expected to continue to require significant operating and capital costs. We may be subject to substantial administrative, civil or criminal fines, penalties or other sanctions (including suspension and debarment) for violations. In addition, as we enter into strategic acquisitions and investments, we may be subject to additional environmental risk, obligations and liabilities which may or may not be known to us at the time of such strategic acquisitions or investments. For example, we assumed certain liabilities related to environmental investigations and potential obligations to perform remediations. We have accrued amounts on our balance sheet related to these environmental investigations and remediations as described in further detail in “Note 12. Commitments and Contingencies” to the unaudited Arxis Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. However, there can be no assurances that these accruals will be sufficient or that these matters will not have an adverse effect on our reputation, business, results of operations, prospects and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

None.

(b)

Use of Proceeds

None.

(c)

Repurchases of Capital Stock

We did not repurchase any shares of Arxis, Inc. Class A common stock, in open market purchases during the three months ended June 30, 2026.

ITEM 5. OTHER INFORMATION

During the second quarter of 2026, no executive officer or director of the Company adopted, modified or terminated any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated May 29, 2026, by and among Arxis, Inc., OrionMerger Sub, Inc., Omnetics Connector Corporation, and Gary Jacobs	8-K	2.1	June 2, 2026
2.2	*

First Amendment to Credit Agreement, dated as of June 16, 2026, among Kaman Corporation, Quantic Electronics, LLC, Quantic Corporate Holdings, Inc., Qnnect, LLC, and Sanders Industries Holdings, Inc., Ovation Parent Inc., Hawkeye MidCo, LLC, Connector Intermediate HoldCo, LLC, and SI Intermediate Holdings, Inc., the lenders from time to time party thereto, the L/C issuers party thereto and Citibank, N.A. as administrative agent, collateral agent and fronting bank

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

Dated: July 30, 2026