Form 10-Q
period 2026-09-30
Arxis, Inc.
filed 2026-10-29
CIK 2093536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of Arxis, Inc.'s Class A common stock, par value $0.01 per share, was 90,045,099 as of September 30, 2026. The number of shares outstanding of Arxis, Inc.'s Class B common stock, par value $0.01 per share, was 340,676,783 as of September 30, 2026. The number of shares outstanding of Arxis, Inc.'s Class C common stock, par value $0.01 per share, was - as of September 30, 2026. The number of shares outstanding of Arxis, Inc.'s convertible common stock, par value $0.01 per share, was 1 as of September 30, 2026.

Arxis, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arxis, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$493,679	$250,303
Accounts receivable, net	315,891	216,936
Contract assets	72,395	67,780
Inventories	407,722	315,604
Prepaid expenses and other current assets	47,309	57,058
Total current assets	1,336,996	907,681
Property, plant and equipment, net	429,662	397,929
Intangible assets, net	2,944,584	2,429,879
Goodwill	3,206,517	2,745,351
Operating lease right-of-use assets, net	81,437	64,651
Other assets	54,049	50,943
Total assets	$8,053,245	$6,596,434

Liabilities and stockholders' and members' equity
Current liabilities:
Accounts payable	$67,677	$56,467
Contract liabilities, current	24,052	30,027
Operating lease liabilities, current	12,060	10,584
Debt, current	119	26,853
Accrued expenses and other current liabilities	180,563	163,230
Total current liabilities	284,471	287,161
Debt, noncurrent	1,718,569	2,606,459
Contract liabilities, noncurrent	1,284	1,414
Operating lease liabilities, noncurrent	67,331	53,798
Deferred tax liabilities	501,350	384,420
Other long-term liabilities	130,252	139,124
Total liabilities	2,703,257	3,472,376

Class A Common Stock, $0.01 par value, 3,500,000,000 shares authorized; 91,056,604 issued; 90,045,099 outstanding as of September 30, 2026	911	—
Class B Common Stock, $0.01 par value, 3,500,000,000 shares authorized; 340,676,783 issued and outstanding as of September 30, 2026	3,407	—
Class C Common Stock, $0.01 par value, 500,000,000 shares authorized; no shares issued or outstanding as of September 30, 2026	—	—
Convertible Common Stock, $0.01 par value, 1 share authorized; 1 share issued and outstanding as of September 30, 2026	—	—
Preferred stock, $0.01 par value, 500,000,000 shares authorized; no shares issued or outstanding as of September 30, 2026	—	—
Additional paid-in capital	5,312,970	—
Retained earnings (accumulated deficit)	67,601	—
Accumulated other comprehensive income (loss)	(185)	—
Treasury stock, at cost, 1,011,505 shares	(34,716)	—
Members’ equity	—	3,124,058
Total stockholders’ and members' equity	5,349,988	3,124,058
Total liabilities and stockholders' and members' equity	$8,053,245	$6,596,434

See accompanying notes to the condensed consolidated financial statements.

Arxis, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026		2025
Revenue	$563,979	$414,827	$1,523,565		$1,195,350
Cost of revenue	257,894	210,529	720,036		630,527
Gross profit	306,085	204,298	803,529		564,823
Selling, general and administrative expenses	131,963	77,252	413,913		226,456
Amortization of intangible assets	40,694	34,964	113,001		103,227
Operating income	133,428	92,082	276,615		235,140
Interest expense, net	17,888	48,259	101,273		173,875
Other (income) expense, net	(4,194)	(980)	(11,990)		(5,798)
Net income (loss) before income taxes	119,734	44,803	187,332		67,063
Income tax expense	36,021	54,900	55,219		110,740
Net income (loss)	$83,713	$(10,097)	$132,113		$(43,677)

Net income per common share
Basic	$0.20	N/A	$0.19	(1)	N/A
Diluted	$0.20	N/A	$0.19	(1)	N/A
Weighted-average common shares outstanding
Basic	416,253	N/A	409,073	(2)	N/A
Diluted	427,020	N/A	419,211	(2)	N/A

(1)
Represents net income per common share, basic and diluted for the six-month period from April 1, 2026 to September 30, 2026, which represents the period during which the Company had common stock outstanding. See "Note 1. Organization and Nature of Operations" and "Note 16. Net Income (Loss) Per Share" for additional details.
(2)
Weighted-average common shares outstanding is calculated based on the shares issued in connection with the Reorganization reflected as outstanding starting on April 1, 2026 and the shares issued in the IPO starting on April 16, 2026.

See accompanying notes to the condensed consolidated financial statements.

Arxis, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$83,713	$(10,097)	$132,113	$(43,677)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(2,055)	(6,651)	(20,853)	42,467
Actuarial gain (loss) related to defined benefit pension plans	(5)	—	(16)	—
Other comprehensive income (loss)	(2,060)	(6,651)	(20,869)	42,467
Total comprehensive income (loss), net of tax	$81,653	$(16,748)	$111,244	$(1,210)

See accompanying notes to the condensed consolidated financial statements.

Arxis, Inc.

Condensed Consolidated Statements of Stockholders' and Members' Equity

(Unaudited, in thousands)

		Common Stock
	Members’ Equity	Shares		Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2025	$3,124,058	—		$—	$—	$—	$—	$—	$3,124,058
Net income	53,309	—		—	—	—	—	—	53,309
Other comprehensive loss	(15,033)	—		—	—	—	—	—	(15,033)
Issuance of members’ units	2,500	—		—	—	—	—	—	2,500
Settlement of notes receivable(1)	4,361	—		—	—	—	—	—	4,361
Contributions	11,344	—		—	—	—	—	—	11,344
Distributions	(307)	—		—	—	—	—	—	(307)
Share-based compensation	3,042	—		—	—	—	—	—	3,042
Balance as of March 31, 2026	3,183,274	—		—	—	—	—	—	3,183,274
Effect of the Reorganization(2)	(3,183,274)	371,807		3,718	—	3,257,762	(11,203)	5,651	72,654
Common stock withheld related to net share settlement of equity awards	—	—		—	(34,639)	—	—	—	(34,639)
Issuance of common stock sold in initial public offering, net of offering costs	—	46,575		466	—	1,227,287	—	—	1,227,753
Net loss	—	—		—	—	—	(4,909)	—	(4,909)
Other comprehensive loss	—	—		—	—	—	—	(3,776)	(3,776)
Issuance of common stock under share-based arrangements	—	8		—	—	—	—	—	—
Settlement of notes receivable(1)	—	—		—	—	1,065	—	—	1,065
Share-based compensation	—	—		—	—	26,136	—	—	26,136
Balance as of June 30, 2026	$—	418,390		4,184	(34,639)	4,512,250	(16,112)	1,875	$4,467,558
Net income (loss)	—	—		—	—	—	83,713	—	83,713
Other comprehensive income (loss)	—	—		—	—	—	—	(2,060)	(2,060)
Settlement of notes receivable(1)	—	—		—	—	1,050	—	—	1,050
Issuance of common stock as consideration for Omnetics Merger	—	13,352		134	—	768,939	—	—	769,073
Cancellation of common stock and adjustment to common stock withheld related to net share settlement of equity awards		(8)		—	(77)	—	—	—	(77)
Share-based compensation	—	—		—	—	30,731	—	—	30,731
Balance as of September 30, 2026	$—	431,733	(3)	$4,318	$(34,716)	$5,312,970	$67,601	$(185)	$5,349,988

(1)
Refer to “Note 18. Related Party Transactions” for further information on related party arrangements.
(2)
Includes share-based compensation related to the modified equity awards as a result of the Reorganization. See "Note 15. Share-Based Arrangements" for further details.
(3)
Includes 7,458 restricted shares of common stock held by employees that remain subject to forfeiture based on time-based vesting conditions. See "Note 14. Equity" and "Note 15. Share-Based Arrangements" for further details.

Arxis, Inc.

Condensed Consolidated Statements of Stockholders' and Members' Equity

(Unaudited, in thousands)

Members’ Equity
Balance as of December 31, 2024	$2,977,127
Net loss	(4,324)
Other comprehensive income	17,987
Issuance of notes receivable(1)	(3,000)
Contributions	385,000
Distributions	(350,257)
Share-based compensation	2,330
Balance as of March 31, 2025	3,024,863
Net loss	(29,256)
Other comprehensive income	31,131
Distributions	(862)
Share-based compensation	2,206
Balance as of June 30, 2025	$3,028,082
Net loss	(10,097)
Other comprehensive income (loss)	(6,651)
Issuance of members’ units	10,851
Issuance of notes receivable(1)	(3,500)
Distributions	(11,210)
Share-based compensation	4,789
Balance as of September 30, 2025	$3,012,264

(1)
Refer to “Note 18. Related Party Transactions” for further information on related party arrangements.

See accompanying notes to the condensed consolidated financial statements.

Arxis, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Net income (loss)	$132,113	$(43,677)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	161,001	148,620
Amortization of deferred financing cost and accretion of paid-in-kind interest	3,511	4,501
Amortization of inventory fair value adjustment	6,285	18,177
Loss (gain) on sale and disposal of assets	690	9,964
Share-based compensation expense	133,240	9,325
Interest rate hedges change in fair value	(12,797)	4,281
Deferred income taxes	1,895	(1,812)
Loss on extinguishment of debt	11,447	15,535
Other operating activities, net	(109)	799
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(72,208)	(27,667)
Inventories	(27,365)	(34,411)
Prepaid expenses and other current assets	12,140	(28,084)
Accounts payable	6,007	(4,684)
Accrued expenses and other current liabilities	4,411	75,770
Contract assets and liabilities	(12,597)	(5,665)
All other assets and liabilities	(4,168)	5,300
Net cash provided by (used in) operating activities	343,496	146,272
Cash flow from investing activities:
Capital expenditures	(41,837)	(30,241)
Proceeds from sale and disposal of assets, net of cash sold	192	2,191
Acquisition of businesses, net of cash acquired	(337,430)	(152,639)
Net cash provided by (used in) investing activities	(379,075)	(180,689)
Cash flow from financing activities:
Net proceeds from issuance of common stock	1,227,753	—
Payments for taxes related to net share settlement of equity awards	(34,716)	—
Proceeds from issuance of debt	25,000	2,808,000
Repayments of debt	(952,841)	(2,697,081)
Payments of debt financing fees	—	(38,907)
Issuance of related party notes receivable	—	(6,500)
Settlement of related party notes receivable(1)	6,476	3,500
Repayments of related party payables	—	(7,000)
Issuances of members' units	—	10,851
Distributions	(332)	(362,329)
Contributions	11,344	385,000
Other financing activities, net	(2,464)	(989)
Net cash provided by (used in) financing activities	280,220	94,545
Effect of exchange rate changes on cash and cash equivalents	(1,265)	(8,283)
Net increase (decrease) in cash and cash equivalents	243,376	51,845
Cash and cash equivalents, beginning of the period	250,303	110,838
Cash and cash equivalents, end of the period	$493,679	$162,683
Supplemental schedule of non-cash investing and financing activities:
Settlement of related party notes receivable in exchange for membership units(1)	$18,748	$—
Rollover equity issued in connection with acquisition	2,500	—
Issuance of common stock as consideration for Omnetics Merger	769,073	—
Operating lease assets obtained in exchange for operating lease liabilities	26,430	15,695

(1)
Refer to “Note 18. Related Party Transactions” for further information on related party arrangements.

See accompanying notes to the condensed consolidated financial statements.

Notes to Arxis, Inc. Condensed Consolidated Financial Statements
(Unaudited, in thousands, except where explicitly stated)

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

Initial Public Offering

In April 2026, the Company consummated its initial public offering (“IPO”), in which the Company issued and sold 46,575 shares of Class A common stock, $0.01 par value per share, at a public offering price of $28.00 per share. The Company received net proceeds from the IPO of $1,220,603 after deducting $61,945 of underwriting discounts and commissions and $21,552 of offering expenses. Prior to the IPO, the Company capitalized $14,402 of the offering expenses, which consisted of accounting, legal and other fees directly related to the IPO. In connection with the IPO, the deferred offering costs were reclassified to stockholders’ equity.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies and the relevant recently issued accounting pronouncements not yet adopted from those described in the condensed consolidated financial statements and related notes included in our Quarterly Report for the period ended June 30, 2026 on Form 10-Q. Additional information regarding the calculation of net income (loss) per share is provided below.

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

The Company considers its convertible common stock to be a participating security. Prior to satisfaction of the applicable conversion conditions, the holder of the convertible common stock is entitled to receive dividends, if any, on an as-converted basis. Because the convertible common stock will be forfeited if the holder ceases to provide services under the Advisory and Consulting Agreement before the fifth anniversary of the IPO (and is subject to the additional conditions described in “Note 14. Equity”), it is not considered outstanding for purposes of computing basic net income (loss) per share. As the convertible common stock consists of a single share that is not considered outstanding, basic and diluted net income (loss) per share for the convertible common stock is not meaningful and is not presented. See "Note 14. Equity" for further discussion of the terms of the convertible common stock.

Diluted net income per common share is computed by dividing net income attributable to common stockholders, adjusted for the reallocation of undistributed earnings, by the weighted-average diluted common shares outstanding, which includes the dilutive effect of potentially dilutive securities. Unvested restricted shares and restricted stock units do not have nonforfeitable rights to dividends, are not participating securities, and their dilutive effect is determined using the treasury stock method. The dilutive effect of the convertible common stock is determined using the if-converted method or the two-class method, whichever is more dilutive. Potentially dilutive securities are considered in sequence from the most dilutive to the least dilutive and are excluded when their effect would be antidilutive.

The rights, including the liquidation and dividend rights, of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting. For the periods presented, the Company did not have any outstanding shares of Class C common stock. See "Note 16. Net Income (Loss) Per Share" for further details.

Note 3. Business Combinations

Schatz

On September 2, 2026, the Company acquired a 100% equity interest in Schatz Bearing, LLC ("Schatz"), a designer and manufacturer of precision ball bearings and bearing assemblies for aerospace, defense, medical, and other high-reliability applications. The acquisition complements the Company's existing portfolio of highly engineered mechanical components and expands its capabilities in precision motion control solutions used in mission-critical systems. The total consideration of $140,275 was funded by cash on hand.

The preliminary purchase price allocation to the underlying assets acquired and liabilities assumed based on their fair values as of the acquisition date consisted of total assets acquired of $146,153, including $67,100 of intangible assets, $44,111 of goodwill, $11,040 of inventories, $7,294 of property, plant, and equipment, and $16,609 of all other current and non-current assets, with $5,878 of assumed total liabilities. Goodwill was primarily attributable to synergies and economies of scale expected from combining the operations of the Company and Schatz. Substantially all of the goodwill is expected to be deductible for tax purposes, subject to finalization of the purchase price allocation.

Omnetics

On August 17, 2026 ("Closing Date"), the Company acquired a 100% equity interest in Omnetics Connector Corporation ("Omnetics"), a leading designer and manufacturer of proprietary high-reliability Micro-D-Sub and Nano-D-Sub connectors and interconnect assemblies used in critical defense and space, commercial aerospace and medical applications. The acquisition expands the Company's interconnect product portfolio within the Electronic Components segment and broadens its exposure to high-reliability miniature connector applications. The total consideration of $777,074 is preliminary and subject to the resolution of customary closing adjustments which have not yet been finalized. Consideration transferred consisted of 13,352 shares of Class A common stock, valued at $769,073 using the closing share price of $57.60 on the Closing Date, and $8,001 of cash on hand used to fund escrow accounts. Transaction costs incurred by the Company were $4,842 for the three and nine months ended September 30, 2026 and were recorded within Selling, general and administrative expenses. Costs associated with the issuance of common stock issued as consideration were immaterial.

The preliminary purchase price allocation to the underlying assets acquired and liabilities assumed based on their fair values as of the acquisition date consisted of total assets acquired of $913,968, including $462,000 of intangible assets, $354,577 of goodwill, $52,496 of inventories, and $44,896 of all other current and non-current assets, with $136,894 of assumed total liabilities, which includes $115,669 of deferred tax liabilities. Goodwill was primarily attributable to synergies and economies of scale expected from combining the operations of the Company and Omnetics. Goodwill is not deductible for tax purposes.

Omnetics' operations generated approximately $17,503 of revenue and $(302) of net loss before income taxes for the period from the Closing Date through September 30, 2026.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information summarizes the results of operations of the Company for the periods indicated as if the acquisition had been completed on January 1, 2025. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the Omnetics acquisition actually occurred on January 1, 2025, nor does such information purport to be indicative of future financial operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$582,211	$442,409	$1,608,345	$1,279,978
Net income (loss)	89,941	(7,951)	145,954	(43,679)

The unaudited pro forma financial information includes, where applicable, adjustments for (i) the recognition in cost of revenue of the amortization of the inventory step-up (and the reversal of the related amortization recognized in the post-acquisition period), (ii) amortization expense related to acquired intangible assets, (iii) removal of the historical results of operations of a variable interest entity (the “VIE”) previously consolidated by Omnetics, as the agreements between Omnetics and the VIE were terminated on the Closing Date, and (iv) associated tax-related impacts of adjustments. These pro forma adjustments are based on the available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the acquisition with the Company's historical financial information on a pro forma basis. Adjustments do not include costs related to integration activities, cost savings, or synergies that have been or may be achieved by the combined business.

Other Acquisitions

In the third quarter of 2026, the Company acquired 100% equity interests in two complementary businesses, one that specializes in custom position sensing and measurement technologies for mission-critical aerospace and defense platforms, and another that provides high-performance semiconductor packaging, assembly, and test services for defense, test and measurement, and industrial applications. The acquisitions complement the Company's existing product portfolio and expand its capabilities in critical sensing and electronic component technologies. The total aggregate consideration of $21,943 consisted of $17,488 of cash on hand and $4,454 of contingent consideration measured at fair value as of the acquisition date.

The aggregate preliminary purchase price allocation to the underlying assets acquired and liabilities assumed based on their fair values as of the acquisition date consisted of total assets acquired of $25,852, including $8,504 of intangible assets, $9,019 of goodwill, $2,006 of inventories, and $6,324 of all other current and non-current assets, with $3,909 of assumed total liabilities. Goodwill was primarily attributable to synergies and economies of scale expected from combining the operations of the Company and the businesses. For tax purposes, goodwill is not deductible for one business and a portion of goodwill may be deductible, subject to finalization of the purchase price, for the other business.

MagCanica

On June 1, 2026, the Company acquired a 100% equity interest in MagCanica, LLC (“MagCanica”), a designer and manufacturer of non-contact, high-precision torque sensors that operate under extreme conditions. The acquisition complements the Company's existing military flexible driveshaft capabilities and addresses a growing need across aerospace and defense for real-time monitoring of mission-critical rotating systems. The total consideration of $118,058 was funded by cash on hand.

The aggregate preliminary purchase price allocation to the underlying assets acquired and liabilities assumed based on their fair values as of the acquisition date consisted of total assets acquired of $120,511, including $70,300 of intangible assets, $43,686 of goodwill, and $6,524 of all other current and non-current assets, with $2,453 of assumed total liabilities. Goodwill was primarily attributable to synergies and economies of scale expected from combining the operations of the Company and MagCanica. Substantially all of the goodwill is expected to be deductible for tax purposes, subject to finalization of the purchase price allocation.

Micro-Tronics

On January 5, 2026, the Company acquired a 100% equity interest in Micro-Tronics, LLC (“Micro-Tronics”), a leading provider of engineered, mission-critical elastomeric and metallic components for commercial aerospace and defense applications. The acquisition expands the Company's product line into adjacent and overlapping capabilities, ranging from elastomeric diaphragm seals and assemblies to high-precision electrical discharge machined components. The total consideration of $71,609 was funded by $25,000 of proceeds from a draw on the 2025 DDTL (as defined below in "Note 11. Debt") and cash on hand.

The purchase price allocation to the underlying assets acquired and liabilities assumed based on their fair values as of the acquisition date consisted of total assets acquired of $75,259, including $26,400 of intangible assets, $18,223 of goodwill, $16,130 of property, plant, and equipment, and $14,506 of all other current and non-current assets, with $3,650 of assumed total liabilities. Goodwill was primarily attributable to synergies and economies of scale expected from combining the operations of the Company and Micro-Tronics. Substantially all of the goodwill is expected to be deductible for tax purposes.

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

Spira Manufacturing Corporation

On January 8, 2025, the Company acquired a 100% equity interest in Spira Manufacturing Corporation (“Spira”), which specializes in custom manufacturing of electromagnetic interference and radio-frequency interference shielding gaskets and products. The total consideration consisted of $49,916 of cash and $551 of deferred consideration. The acquisition was funded by $42,000 of borrowings under the Company’s existing debt instruments and cash on hand. As of September 30, 2026, all deferred consideration was paid.

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

Pro forma revenue and net income have not been presented for Schatz, MagCanica, Micro-Tronics, Oldham, Spira, and the Other Acquisitions because the financial results are, individually and in the aggregate, not material to the condensed consolidated financial statements in any period presented.

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

Disaggregation of Revenue

Disaggregated revenue satisﬁed at a point in time and over time was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Electronic Components
Satisﬁed at a point in time	$203,246	$116,617	$500,550	$367,314
Satisﬁed over time	58,696	69,066	177,508	166,326
Mechanical Components
Satisﬁed at a point in time	268,663	186,735	727,484	549,442
Satisﬁed over time	33,374	42,409	118,023	112,268
Total revenue	$563,979	$414,827	$1,523,565	$1,195,350

Disaggregated revenue by end market was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Electronic Components
Defense and space	$155,018	$135,329	$421,486	$369,355
Commercial aerospace	5,410	2,711	13,443	8,781
Industrial technology	101,514	47,643	243,129	155,504
Mechanical Components
Defense and space	100,685	72,284	276,694	196,861
Commercial aerospace	117,034	89,007	325,146	260,496
Industrial technology	84,318	67,853	243,667	204,353
Total revenue	$563,979	$414,827	$1,523,565	$1,195,350

Contract Balances

Contract assets and contract liabilities were as follows:

	September 30, 2026	December 31, 2025
Contract assets, current	$72,395	$67,780
Contract liabilities, current	(24,052)	(30,027)
Contract liabilities, noncurrent	(1,284)	(1,414)
Total contract liabilities	(25,336)	(31,441)
Net contract assets	$47,059	$36,339

Contract assets increased primarily due to new contract awards and timing of work performed resulting in progress toward completion and revenue recognition. This increase was partially offset by progress and contractual billings that reduced previously recognized contract asset balances. Contract liabilities decreased primarily as a result of revenue recognized upon completion of performance obligations, including the achievement of contractual milestones and fulfillment of orders during the period. This decrease was partially offset by advance payments received on new and existing contracts. For the nine months ended September 30, 2026 and 2025, revenue recognized from contract liabilities at the beginning of the period was $22,359 and $18,492, respectively.

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

Information on the Company’s two reportable segments, Electronic Components and Mechanical Components, was as follows:

	Three Months Ended September 30, 2026
	Electronic Components	Mechanical Components	Intersegment Eliminations	Total
Revenue, external customers	$261,942	$302,037	$—	$563,979
Intersegment revenue	—	9	(9)	—
Total segment revenue	261,942	302,046	(9)	563,979
Segment cost of revenue(1)	111,002	129,546	(9)	240,539
Segment selling, general and administrative expenses(2)	27,596	37,404	—	65,000
Other segment items(3)	(1,831)	(583)	—	(2,414)
Segment Adjusted EBITDA	$125,175	$135,679	$—	$260,854

	Three Months Ended September 30, 2025
	Electronic Components	Mechanical Components	Intersegment Eliminations	Total
Revenue, external customers	$185,683	$229,144	$—	$414,827
Intersegment revenue	—	—	—	—
Total segment revenue	185,683	229,144	—	414,827
Segment cost of revenue(1)	88,506	110,299	—	198,805
Segment selling, general and administrative expenses(2)	25,450	38,080	—	63,530
Other segment items(3)	(1,672)	692	—	(980)
Segment Adjusted EBITDA	$73,399	$80,073	$—	$153,472

	Nine Months Ended September 30, 2026
	Electronic Components	Mechanical Components	Intersegment Eliminations	Total
Revenue, external customers	$678,058	$845,507	$—	$1,523,565
Intersegment revenue	—	9	(9)	—
Total segment revenue	678,058	845,516	(9)	1,523,565
Segment cost of revenue(1)	301,712	375,796	(9)	677,499
Segment selling, general and administrative expenses(2)	75,765	117,800	—	193,565
Other segment items(3)	(5,548)	(1,909)	—	(7,457)
Segment Adjusted EBITDA	$306,129	$353,829	$—	$659,958

	Nine Months Ended September 30, 2025
	Electronic Components	Mechanical Components	Intersegment Eliminations	Total
Revenue, external customers	$533,640	$661,710	$—	$1,195,350
Intersegment revenue	—	—	—	—
Total segment revenue	533,640	661,710	—	1,195,350
Segment cost of revenue(1)	249,022	329,059	—	578,081
Segment selling, general and administrative expenses(2)	69,747	112,049	—	181,796
Other segment items(3)	(2,912)	(2,886)	—	(5,798)
Segment Adjusted EBITDA	$217,783	$223,488	$—	$441,271

(1)
Represents cost of revenue adjusted to exclude depreciation and amortization of inventory step-up from acquisitions.
(2)
Represents selling, general and administrative expenses adjusted to exclude depreciation, transaction and other deal related expenses, acquisition and integration costs, restructuring related costs, and share-based compensation expense and certain related employer payroll taxes.
(3)
Represents miscellaneous income and expense such as foreign currency gains and losses and other income.

The following table provides a reconciliation of Segment Adjusted EBITDA to Net income before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment Adjusted EBITDA	$260,854	$153,472	$659,958	$441,271
Less:
Corporate costs	4,913	—	17,324	—
Interest expense, net	17,888	48,259	101,273	173,875
Depreciation and amortization	57,445	50,527	161,001	148,620
Acquisition and integration costs	5,594	287	7,031	20,250
Restructuring costs	—	1,772	270	4,247
Transaction and other deal related expenses	11,256	3,035	20,300	7,990
Share-based compensation expense(1)	31,182	4,789	140,773	9,325
Other non-recurring adjustments(2)	12,842	—	24,654	9,901
Net income (loss) before income taxes	$119,734	$44,803	$187,332	$67,063

(1)
Includes $7,533 for employer taxes related to vested restricted stock units for the nine months ended September 30, 2026.
(2)
Includes $13,277 of expense related to the Convertible-Related Tax Receivable Agreement for the nine months ended September 30, 2026, and $12,000 of expense related to the Jacksonville Business matter for the three and nine months ended September 30, 2026.

Total assets by reportable segment were as follows:

	September 30, 2026	December 31, 2025
Electronic Components	$4,233,308	$3,059,230
Mechanical Components	3,706,372	3,537,204
Other	113,565	—
Total assets	$8,053,245	$6,596,434

Capital expenditures by reportable segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Electronic Components	$12,566	$2,472	$21,261	$6,863
Mechanical Components	6,981	6,373	20,576	23,377
Total capital expenditures	$19,547	$8,846	$41,837	$30,241

Note 6. Accounts Receivable

Accounts receivable, net consisted of the following:

	September 30, 2026	December 31, 2025
Trade receivables	$319,132	$219,870
Less: allowance for credit losses	(3,241)	(2,934)
Accounts receivable, net	$315,891	$216,936

Note 7. Inventories

Inventories consisted of the following:

	September 30, 2026	December 31, 2025
Raw material	$164,976	$121,609
Work-in-progress	177,799	120,333
Finished goods	64,947	73,662
Inventories	$407,722	$315,604

Note 8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
Land	$72,984	$63,336
Building	130,994	109,479
Leasehold improvements	41,717	38,658
Machinery, equipment, and furniture and fixtures	322,509	284,833
Construction in progress	19,548	22,321
Property, plant and equipment, gross	587,752	518,627
Less: accumulated depreciation	(158,090)	(120,698)
Property, plant and equipment, net	$429,662	$397,929

Depreciation expense was $16,751 and $15,564 for the three months ended September 30, 2026 and 2025, respectively, and $48,000 and $45,394 for the nine months ended September 30, 2026 and 2025, respectively.

Note 9. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill by reportable segment was as follows:

	Electronic Components	Mechanical Components	Total
Balance as of December 31, 2025	$1,307,611	$1,437,740	$2,745,351
Additions	403,650	65,965	469,615
Foreign currency translation	(884)	(7,565)	(8,449)
Balance as of September 30, 2026	$1,710,377	$1,496,140	$3,206,517

Intangible Assets

Intangible assets consisted of the following:

	September 30, 2026
	Weighted- Average Remaining Useful Lives (in years)	Gross Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists / relationships	20	$2,538,288	$(351,290)	$2,186,998
Patents and technology	15	547,381	(62,269)	485,112
Trademarks / trade names	13	295,380	(59,706)	235,674
Total amortized intangible assets		3,381,049	(473,265)	2,907,784
Indefinite-lived intangible assets:
Trademarks / trade names		36,800	—	36,800
Total intangible assets		$3,417,849	$(473,265)	$2,944,584

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Customer lists / relationships	$2,107,860	$(273,349)	$1,834,511
Patents and technology	395,546	(42,416)	353,130
Trademarks / trade names	250,873	(45,435)	205,438
Total amortized intangible assets	2,754,279	(361,200)	2,393,079
Indefinite-lived intangible assets:
Trademarks / trade names	36,800	—	36,800
Total intangible assets	$2,791,079	$(361,200)	$2,429,879

As of September 30, 2026, estimated amortization expense for amortized intangible assets for the next five years and thereafter was as follows:

Years Ending December 31:	Amount
Remaining portion of 2026	$45,803
2027	179,300
2028	179,088
2029	178,950
2030	177,626
Thereafter	2,147,017
Total expected future amortization expense	$2,907,784

Note 10. Balance Sheet Components

Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid expenses	$22,353	$20,821
Other current assets	24,956	36,237
Prepaid expenses and other current assets	$47,309	$57,058

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued compensation and benefits	$86,913	$79,488
Legal reserves	40,097	11,246
Accrued tax liabilities	16,457	17,978
Accrued professional fees	9,394	12,285
Customer deposits	4,242	6,559
Warranty, insurance and environmental reserves	4,045	3,197
Accrued royalties	3,558	—
Accrued interest	356	16,874
Other	15,501	15,603
Accrued expenses and other current liabilities	$180,563	$163,230

Note 11. Debt

Debt consisted of the following:

	Maturities	Effective Interest Rates	September 30, 2026	December 31, 2025
Notes Payable	2031	8.0%	$747	$836
2025 Term Loan	2032	5.9%	1,732,883	2,636,755
2025 DDTL	2032	6.4%	—	23,880
Total debt			1,733,630	2,661,471
Less: Unamortized deferred financing costs			(14,942)	(28,159)
Less: Current maturities			(119)	(26,853)
Total debt, noncurrent			$1,718,569	$2,606,459

2025 Credit Agreement

The Company's debt arrangements consist of the senior secured term loans (the "2025 Term Loan"), a senior secured revolving credit facility with a borrowing capacity of $400,000 (the “2025 Revolver”), and a delayed draw term loan with commitments of $201,000 (the “2025 DDTL”). The Company may draw on the 2025 DDTL until February 26, 2027.

In February 2025, the proceeds from the 2025 Term Loan were used to repay all outstanding instruments under the Company’s prior credit facilities. As a result of the extinguishment of such debt, the Company recorded a loss on extinguishment of debt of $15,535, which is included within Interest expense, net for the nine months ended September 30, 2025.

In April 2026, the Company used $946,000 of the net IPO proceeds to prepay a portion of the 2025 Term Loan. In June 2026, the Company amended the 2025 Credit Agreement to reduce the applicable interest rate margin by 25 basis points, reduce the available commitments on the 2025 DDTL from $250,000 to $201,000, and amend the prepayment schedule such that the outstanding principal amounts are due in full at maturity. Following the amendment, there were no amounts outstanding under the 2025 DDTL. The fees incurred related to the partial prepayment and subsequent amendment were not material and are included within Interest expense, net for the nine months ended September 30, 2026. The Company recorded a loss on extinguishment of debt of $11,447, which is included within Interest expense, net for the nine months ended September 30, 2026.

As of September 30, 2026, there was no outstanding balance on the 2025 Revolver and $3,716 of letters of credit were utilized, resulting in an available borrowing capacity of $396,284 on the 2025 Revolver. As of September 30, 2026, the Company had not borrowed against the amended 2025 DDTL. As of December 31, 2025, there was no outstanding balance on the 2025 Revolver and the Company had borrowed $24,000 against the 2025 DDTL.

Commitment Fees

The Company is subject to commitment fees, payable quarterly in arrears, on the unused portion of its revolving credit commitments and the undrawn capacity on its delayed draw term loan. Commitment fees were not material for the three and nine months ended September 30, 2026 and 2025, and are included within Interest expense, net in the Condensed Consolidated Statements of Operations.

Interest Rate Hedges

In April 2025, the Company entered into interest rate collar arrangements as an economic hedge to a portion of the Company’s outstanding debt. The collars have a cap rate of 5.0% and floor rates ranging from 1.9% to 2.5%. As of September 30, 2026 and December 31, 2025, the notional amount of the interest rate collars was $1,779,000 and $1,791,000, respectively. The interest rate collars terminate in December 2028.

The fair value as of September 30, 2026 was $10,323, which is included within Other assets. The fair value as of December 31, 2025 was $2,474, which is included within Other long-term liabilities. The change in fair value was $8,160 and $1,489 for the three months ended September 30, 2026 and 2025, respectively, and $12,797 and $(4,281) for the nine months ended September 30, 2026 and 2025, respectively, which is included within Interest expense, net.

Note 12. Commitments and Contingencies

Asset Retirement Obligations

The Company has asset retirement obligations (“AROs”) that are conditional upon certain events.

These AROs generally include the removal and disposition of non-friable asbestos. The facilities that contain non-friable asbestos are generally maintained in place, and under applicable environmental and workplace safety requirements, removal and disposal is generally required only if these materials are disturbed in connection with a major renovation, demolition, or other disposal activity, or if conditions otherwise require abatement under applicable law. The Company has not recorded a liability as of September 30, 2026, because the Company has no current plans for activities that would trigger disturbance and does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacements, and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion. The Company will continue to evaluate these conditional obligations each reporting period and will record a liability when the fair value becomes reasonably estimable, including when the timing of settlement becomes reasonably estimable.

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

Environmental Costs

The Company has certain liabilities associated with potential obligations to perform environmental remediation. As of September 30, 2026 and December 31, 2025, the accruals related to these obligations were $50,749 and $51,291, respectively, and are included within Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

In 2024, a settlement agreement with TD and related parties was signed, which provided the Company with access to its former facility to update the environmental condition assessment of the property and remaining remediation efforts required, formalize the Company's oversight of the investigation and remediation activities with the Connecticut Department of Energy and Environmental Protection (“CT DEEP”) and enable such investigation and remediation to be performed to a commercial/industrial standard rather than the more stringent residential standard. Under this settlement agreement, the Company will undertake the investigation, remediation and abatement of the site, with a modest contribution from TD’s principal. The Company engaged an environmental consultant to gather the appropriate data to calculate a range for the potential environmental obligation. The environmental consultant provided an estimate of the costs that are likely to be incurred in connection with these environmental investigation and remediation activities.

As of September 30, 2026 and December 31, 2025, $44,784 and $45,015, respectively, were accrued for these environmental investigation and remediation activities in Other long-term liabilities. The aggregate undiscounted amount has been accrued because it represents the Company’s best estimate of the cost, but the timing of payments is not considered to be fixed and reliably determinable. There can be no assurance that this matter would not have an adverse impact on our business, financial condition, results of operations and/or cash flows.

Bloomfield

The Company has the responsibility for environmental investigation and remediation at its Bloomfield campus as may be required under the Connecticut Transfer Act and other environmental laws and it continues the effort to define the scope of the remediation that will be required by the CT DEEP. This investigation and remediation process will take many years to complete.

As of September 30, 2026 and December 31, 2025, the Company had $5,005 and $5,003, respectively, accrued for these environmental investigation and remediation activities, a portion of which is included in Accrued expenses and other current liabilities and the remaining balance is included in Other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time. The following represents estimated future payments for the undiscounted environmental investigation and remediation liability related to the Bloomfield campus as of September 30, 2026:

Year Ending December 31,	Amount
Remaining portion of 2026	$132
2027	199
2028	292
2029	468
2030	79
Thereafter	3,835
Total	$5,005

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

The customer has notified the Company of concerns regarding performance of the contract by the Jacksonville Business and alleged that it has incurred damages of $48,345 related to non-performance of the contract and indicated that its alleged damages may exceed this amount. The customer has requested that the Company fulfill its obligations under the guarantee. As of September 30, 2026, the Company has accrued $21,000 in the aggregate in respect of this matter, including incremental expense of $12,000 for the three months ended September 30, 2026 within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of December 31, 2025, the Company had accrued $9,000.

As a response, in January 2026, the Company commenced litigation to seek to cause the Jacksonville Business to perform the contract. The Company may incur additional loss with respect to this matter pursuant to the guarantee if the customer and the Jacksonville Business do not resolve their dispute regarding the contract or if the Company is unsuccessful in causing the Jacksonville Business to perform the contract.

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

The Company has accrued $17,388 representing its estimate of the probable loss associated with the loss of property and business interruption claims. This amount is included in Accrued expenses and other current liabilities as of September 30, 2026, and Other long-term liabilities as of December 31, 2025. The Company, in coordination with its insurance carriers, estimates that a portion of the liability on the loss of property and business interruption claims is recoverable under insurance coverage amounts. Accordingly, the Company recognized a receivable of $7,779 for the estimated insurance recovery, which is included in Other current assets as of September 30, 2026, and Other assets as of December 31, 2025. During the third quarter of 2026, based on an agreement to pay $6,300 related to this matter and the expected timing of resolution of the remaining items on appeal, the Company reclassified the liability and related receivable from noncurrent to current. These reclassifications did not change the amounts recorded, and the Company made no changes to its estimates associated with the claims.

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

Note 13. Income Taxes

The Company's effective income tax rate was 30.1% for the three months ended September 30, 2026, compared to 122.5% for the three months ended September 30, 2025. The Company's effective income tax rate was 29.5% for the nine months ended September 30, 2026, compared to 165.1% for the nine months ended September 30, 2025.

The change in the effective tax rate for the three and nine months ended September 30, 2026 and 2025 was primarily due to IPO-related items, including nondeductible share-based compensation and the establishment of deferred tax assets ($1,400 discrete tax benefit) in 2026, and primarily due to the mix of earnings and losses across jurisdictions subject to different tax rates in 2025.

The effective tax rates for the three and nine months ended September 30, 2026 and 2025 differed from the U.S. federal statutory tax rate of 21% primarily due to IPO-related items, including nondeductible share-based compensation in 2026, and primarily due to the mix of earnings and losses across jurisdictions subject to different tax rates in 2025.

Based on its analysis, the Company’s pre-IPO tax attribute carryforwards, including net operating losses, tax credits, and disallowed interest under IRC Section 163(j) are subject to the lesser of the separate return limitation year rules or Section 382 annual limitation. The Company does not expect these limitations to cause any tax attributes to expire before they are utilized and thus does not expect to establish any additional valuation allowances.

The Company has a valuation allowance with respect to a portion of its disallowed interest under IRS Section 163(j). Based on the current earnings, it is reasonably possible that, within the next twelve months, sufficient sources of income may become available to support the release of a portion of the valuation allowance related to disallowed interest under IRS Section 163(j). Any such release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recognized.

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

Upon the completion of the Reorganization, as described in “Note 1. Organization and Nature of Operations,” the Company’s outstanding equity units were converted into Class A common stock and Class B common stock. As consideration for the Reorganization, the Company issued (i) 340,677 shares of Class B common stock, par value $0.01 (“Class B common stock”), and 23,083 shares of Class A common stock, par value $0.01 (“Class A common stock”), to the holders of Class A units and vested equity units of the Arxis Businesses and (ii) 10,548 restricted shares of, or restricted units with respect to, Class A common stock to holders of unvested equity units of the Arxis Businesses, which awards are subject to forfeiture conditions. In addition, the Company issued one share of convertible common stock to Arcline.

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

In connection with the issuance of the convertible common stock, the Company entered into the Convertible-Related Tax Receivable Agreement whereby the Company will pay Arcline 85% of the cash tax savings realized by the Company with respect to the compensation deduction resulting from the transfer of the convertible common stock in respect of the services to be provided under the Advisory and Consulting Agreement and the related election under Section 83(b) of the Internal Revenue Code. As of September 30, 2026, the Company accrued $13,277 related to this arrangement.

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

In connection with the Reorganization, outstanding unvested equity awards were converted into RSAs or RSUs with respect to Class A common stock. The RSAs and RSUs are subject to service-based vesting conditions. Any performance-based vesting conditions that previously existed were eliminated upon the Reorganization. The Company accounted for the conversion of the equity awards as a modification under ASC 718 and recognized incremental expense for vested awards of $73,103 for the nine months ended September 30, 2026 within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

As of September 30, 2026, the Company had 10,133 unvested RSAs and RSUs outstanding. Total unrecognized compensation expense related to the unvested RSAs and RSUs issued was $219,995, which is expected to be recognized over a weighted-average period of 2.3 years.

Convertible Common Stock

The grant-date fair value of the convertible common stock was $129,680, which is recognized as compensation expense on a straight-line basis over the derived service period of five years, based on the timing to achieve the outcome under the optimal scenario determined by the valuation. The Company recognized $6,484 and $11,887 of share-based compensation expense for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, there was $117,793 of total unrecognized compensation expense related to the convertible common stock, which is expected to be recognized over 4.5 years.

2026 Omnibus Plan

In connection with the IPO, the Company’s board of directors and stockholders approved the Arxis, Inc. 2026 Omnibus Incentive Plan (the “2026 Omnibus Plan”) for the purpose of granting long-term equity incentive awards to the Company’s employees, consultants and non-employee directors. The 2026 Omnibus Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock-based awards. A total of 58,998 shares of the Company’s Class A common stock were reserved for issuance under the 2026 Omnibus Plan. Starting in 2027, the number of shares available for issuance under the 2026 Omnibus Plan will be increased automatically on the first day of each fiscal year, by a number of shares of Class A common stock equal to the lesser of (i) 5% of the outstanding number of shares of all classes of common stock (on a fully diluted basis) on the last day of the immediately preceding fiscal year, and (ii) a lower number of shares as may be determined by the compensation committee.

As of September 30, 2026, 43,165 shares remained available for future issuance.

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

The ESPP enables eligible employees to purchase shares of Class A common stock through accumulated payroll deductions at a discounted price equal to 85% of the fair market value of a share of Class A common stock on the purchase date. Each offering period is expected to have a duration of six months, and the maximum number of shares that may be purchased by a participant during a single offering period may not exceed 5 shares.

A total of 3,694 shares of Class A common stock were reserved for issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase on the first day of each fiscal year following April 17, 2026 by a number equal to the lesser of (i) 1.00% of the outstanding number of shares of all classes of common stock on the last day of the immediately preceding fiscal year and (ii) such number of shares determined by the compensation committee in its discretion, subject to a maximum of 100,000 shares. As of September 30, 2026, 3,694 shares remained available for future issuance under the ESPP.

As of September 30, 2026, no amounts have been withheld on behalf of employees for a future purchase under the ESPP and no shares of Class A common stock have been purchased under the ESPP as the first offering period had not yet commenced.

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

See "Note 2. Summary of Significant Accounting Policies" for a description of the Company's net income (loss) per share methodology, including the treatment of the Company's convertible common stock as a participating security. Because Class A common stock, Class B common stock, and Class C common stock have identical rights, except with respect to voting, basic and diluted net income (loss) per common share are presented on a combined basis for these classes of common stock.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026		2025
Numerator:
Net income (loss)	$83,713	N/A	$132,113		N/A
Less:
Net income attributable to the period prior to the Reorganization and IPO	—	N/A	(53,309)	(1)	N/A
Net income allocated to convertible common	(983)	N/A	(925)	(2)	N/A
Net income attributable to common stockholders – basic	$82,730	N/A	$77,879	(2)	N/A
Undistributed earnings reallocated to common stockholders for dilutive securities	983	N/A	925	(2)	N/A
Net income attributable to common stockholders – diluted	$83,713	N/A	$78,804	(2)	N/A
Denominator:
Weighted-average common shares outstanding – basic	416,253	N/A	409,073	(3)	N/A
Effect of dilutive securities, restricted shares and restricted stock units	5,738	N/A	5,109		N/A
Effect of dilutive securities, convertible common stock	5,029	N/A	5,029		N/A
Weighted-average common shares outstanding – diluted	427,020	N/A	419,211	(3)	N/A
Net income per common share:
Basic	$0.20	N/A	$0.19		N/A
Diluted	$0.20	N/A	$0.19		N/A

(1)
The net income attributable to the period prior to the Reorganization and IPO represents the net income for three months ended March 31, 2026.
(2)
Represents amounts for the six-month period from April 1, 2026 to September 30, 2026, which represents the period during which the Company had common stock outstanding.
(3)
Weighted-average common shares outstanding is calculated based on the shares issued in connection with the Reorganization reflected as outstanding starting on April 1, 2026 and the shares issued in the IPO starting on April 16, 2026.

Note 17. Employee Retirement Plans

Pension Plans

The Company sponsors certain defined benefit pension plans. Certain of these defined benefit pension plans are non-contributory and frozen and therefore no additional service costs are incurred for those plans. Other defined benefit pension plans maintained by the Company’s operating subsidiaries continue to accrue benefits for eligible participants in accordance with the respective plan provisions. Net periodic pension (income) cost was not material for the three and nine months ended September 30, 2026 and 2025.

Contributions to the Company’s defined benefit pension plans were not material for the three and nine months ended September 30, 2026 and 2025. Contributions to the defined benefit pension plans are not expected to be material in 2026.

Deferred Compensation Plans

The Company maintains a non-qualified deferred compensation plan for certain of its employees. In 2026, the non-qualified deferred compensation plan was frozen to new employee and employer contributions, with existing balances continuing to accrue earnings based on participants' investment elections. Generally, participants have the ability to defer a certain amount of their compensation, as defined in the agreement. The deferred compensation liability will be paid out either upon retirement or as requested based upon certain terms in the agreements and in accordance with Internal Revenue Code Section 409A. The Company holds investments in company-owned life insurance policies which are recorded at cash surrender value (Level 2). The investments are included in Other assets on the Condensed Consolidated Balance Sheets and were $33,913 and $32,728, as of September 30, 2026 and December 31, 2025, respectively. The liabilities under this plan were $2,403 and $2,566, which are included in Accrued expenses and other current liabilities, and $14,486 and $16,490, which are included in Other long-term liabilities on the Condensed Consolidated Balance Sheets, as of September 30, 2026 and December 31, 2025, respectively.

Defined Contribution Plans

The Company sponsors defined contribution plans covering substantially all eligible employees. The plans permit participants to make elective deferrals, with the Company providing matching contributions. Company contributions vary depending on the date of hire, with the majority of employees eligible for employer matching on a portion of their contributions. Employer contributions to the defined contribution plans were $2,735 and $2,420 for the three months ended September 30, 2026 and 2025, respectively and $8,613 and $8,612 for the nine months ended September 30, 2026 and 2025, respectively.

Note 18. Related Party Transactions

Advisory and Consulting Agreement

The Company has the Advisory and Consulting Agreement with Arcline. The Company pays advisory fees upon consummation of certain transactions. The Advisory and Consulting Agreement expires upon the mutual agreement of Arcline and the Company. Under the Advisory and Consulting Agreement, the Company has agreed to indemnify Arcline and its affiliates against losses arising from their performance of services thereunder, except for willful misconduct. The Company's maximum exposure under this indemnification is unknown, but the Company believes the risk of loss to be remote, and no liability has been recorded. In addition, see "Note 14. Equity" for details regarding the Convertible-Related Tax Agreement that the Company entered into with Arcline in connection with the Advisory and Consulting Agreement.

For the three months ended September 30, 2026 and 2025, the Company incurred $407 and $1,246, respectively, and paid $897 and $1,272, respectively, for these services. For the nine months ended September 30, 2026 and 2025, the Company incurred $2,072 and $3,074, respectively, and paid $2,296 and $3,262, respectively, for these services. The costs are included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Payables due to Related Parties

The Company has a note payable due to an affiliate of Arcline of $5,500, which is unsecured and matures on April 19, 2030. The note payable is included in Other long-term liabilities for the periods presented. The note is interest-bearing at SOFR plus 3.50% with outstanding principal and interest due at maturity.

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

The notional amount of the outstanding notes receivable as of September 30, 2026 and December 31, 2025 was $5,000 and $28,500, respectively, and is recorded within Additional paid-in capital as of September 30, 2026. During the nine months ended September 30, 2026, notes receivable with an aggregate notional amount of $23,500 were extinguished, of which $6,000 was settled in cash and $17,500 was settled through the surrender, transfer, and cancellation of certain equity interests held by the respective borrower.

Transition Services Agreements

As of September 30, 2026 and December 31, 2025, the Company had $3,716 and $4,622, respectively, of receivables due from affiliates of Arcline recorded within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, for services provided under transition service agreements (“TSAs”). These services and incurred amounts relate to technology, finance, human resources, and payroll support and are expected to be billed and collected within twelve months. The TSAs are valid until mutual agreement to terminate. During the three and nine months ended September 30, 2026 and 2025, income related to these TSAs was not material.

Note 19. Subsequent Events

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and determined that there were no subsequent events requiring recognition or disclosure.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by Arxis, Inc. (“Arxis,” the “Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to current events, certain investments and acquisitions and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “outlook” or “continue,” and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the concentration of our business on the aerospace and defense industries; the unique business risks of supplying products to companies contracting with the U.S. government; the significant competition that we face; our industry’s rapid change; any decline or lower-than-anticipated growth of the markets into which we sell our products and services; cost overruns; the availability and pricing of certain components and raw materials from suppliers; inflation; our products may not operate as intended; our decentralized organizational structure; our indebtedness and the restrictive covenants under the agreements governing our indebtedness; our ability to comply with the extensive governmental regulation to which we are subject; our ability to maintain our government or industry approvals; product liability lawsuits and product recalls; our ability to obtain, maintain, protect and enforce our intellectual property (“IP”) and proprietary rights on which our business depends; our ability to realize the anticipated benefits from the Reorganization; and the significant transaction costs that we have incurred and expect to continue to incur in connection with the Reorganization and as a public company. Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of our Class A common stock and any income from them can go down as well as up. Arxis disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

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

We generated revenue of $564.0 million for the three months ended September 30, 2026, representing an increase of 36.0% compared to $414.8 million for the 2025 period. Net income for the three months ended September 30, 2026 was $83.7 million compared to a net loss of $10.1 million for the 2025 period. Net income (loss) margin was 14.8% for the three months ended September 30, 2026 compared to (2.4)% for the 2025 period. Adjusted EBITDA was $255.9 million, or 45.4% of revenue, for the three months ended September 30, 2026, compared to $153.5 million, or 37.0% of revenue, for the 2025 period. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Demand across our end markets remained strong during the third quarter of 2026, driven by continued growth in industrial technology from ongoing investment in automation and electrification, sustained growth in commercial aerospace supported by robust production rates and aftermarket activity, and continued demand in defense and space programs supported by increasing U.S. and allied defense budgets. Our results are supported by disciplined execution, productivity initiatives, and cost management, underscoring the strength and scalability of our proprietary business system – Arxis EDGE (Empower Data-Driven Growth and Execution) – through which we drive team-based selling and accountability, increase cross-selling opportunities across our business units and support our commercial strategy. Additionally, we continue to pursue strategic acquisitions that complement our existing portfolio.

Recent Developments

The following significant events occurred during or subsequent to the nine months ended September 30, 2026.

Reorganization and Initial Public Offering

In April 2026, the Company completed its Reorganization and IPO of shares of Class A common stock. The Company’s Class A common stock began trading on the Nasdaq under the ticker symbol “ARXS” on April 16, 2026. Net proceeds from the IPO were $1,220.6 million, after deducting underwriting discounts, commissions and offering costs. A portion of the net proceeds was used to repay $946.0 million of outstanding indebtedness under the Company’s 2025 Term Loan, with the remainder to be used for working capital and general corporate purposes.

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

Acquisitions

On September 2, 2026, the Company acquired a 100% equity interest in Schatz Bearing, LLC ("Schatz"), a designer and manufacturer of precision ball bearings and bearing assemblies for aerospace, defense, medical, and other high-reliability applications. The acquisition complements the Company's existing portfolio of highly engineered mechanical components and expands its capabilities in precision motion control solutions used in mission-critical systems.

On August 17, 2026, the Company acquired a 100% equity interest in Omnetics Connector Corporation ("Omnetics"), a leading designer and manufacturer of proprietary high-reliability Micro-D-Sub and Nano-D-Sub connectors and interconnect assemblies used in critical defense and space, commercial aerospace and medical applications. The acquisition expands the Company's interconnect product portfolio within the Electronic Components segment and broadens its exposure to high-reliability miniature connector applications.

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

In January 2025, we acquired 100% equity interest in Spira Manufacturing Corporation (“Spira”) which specializes in custom manufacturing of electromagnetic interference and radio-frequency interference shielding gaskets and products.

For additional information regarding our acquisitions, refer to "Note 3. Business Combinations,” in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following tables set forth a summary of our results of operations for the three and nine months ended September 30, 2026 and 2025.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statements of Operations Data:	2026	2025	2026	2025
Revenue	$563,979	$414,827	$1,523,565	$1,195,350
Cost of revenue	257,894	210,529	720,036	630,527
Gross profit	306,085	204,298	803,529	564,823
Selling, general and administrative expenses	131,963	77,252	413,913	226,456
Amortization of intangible assets	40,694	34,964	113,001	103,227
Operating income	133,428	92,082	276,615	235,140
Interest expense, net	17,888	48,259	101,273	173,875
Other income, net	(4,194)	(980)	(11,990)	(5,798)
Net income (loss) before income taxes	119,734	44,803	187,332	67,063
Income tax expense	36,021	54,900	55,219	110,740
Net income (loss)	$83,713	$(10,097)	$132,113	$(43,677)

Three and Nine Months Ended September 30, 2026 as compared to the Three and Nine Months Ended September 30, 2025

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Organic revenue	$533,841	$414,827	$1,463,364	$1,195,350
Acquisition revenue	30,138	—	60,201	—
Total revenue	$563,979	$414,827	$1,523,565	$1,195,350

Revenue increased by $149.2 million, or 36.0%, for the three months ended September 30, 2026 as compared to the 2025 period.

Revenue increased by $328.2 million, or 27.5%, for the nine months ended September 30, 2026 as compared to the 2025 period.

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

For the three months ended September 30, 2026 as compared to the 2025 period, organic revenue increased by $119.0 million, or 28.7%, which was driven by broad-based growth across all of our end markets, led by Industrial Technology, and supported by continued strength in Commercial Aerospace and Defense and Space.

For the three months ended September 30, 2026 as compared to the 2025 period, growth across all of our end markets reflected the combined benefit of higher sales volume and favorable pricing actions. Volume growth reflected increased customer demand across key programs and applications, as well as contributions from new business wins, contributing high-teens growth led by Industrial Technology and Commercial Aerospace end markets. Pricing contributed a high-single-digit increase across each of our end markets, reflecting contractual price escalations and price realization actions.

For the nine months ended September 30, 2026 as compared to the 2025 period, organic revenue increased by $268.0 million, or 22.4%. Growth remained broad-based across all of our end markets throughout 2026.

For the nine months ended September 30, 2026 as compared to the 2025 period, growth across all end markets reflected the combined benefit of higher sales volume and favorable pricing actions. Volume growth reflected increased customer demand across key programs and applications, as well as contributions from new business wins, contributing mid-teens growth led by Industrial Technology, followed by comparable growth in Commercial Aerospace and Defense and Space end markets. Pricing contributed a mid-single-digit increase across each of our end markets, reflecting contractual price escalations and price realization actions.

The favorable demand environment remained consistent throughout 2026, supported by increased U.S. and allied defense spending, higher commercial aerospace production rates and aftermarket activity, and continued investment in automation and electrification across industrial technology applications.

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

Acquisition revenue was $30.1 million for the three months ended September 30, 2026, which represents revenue from businesses that was not included in the comparable organic revenue base for the period, and was primarily attributable to the acquisitions of Omnetics, Micro-Tronics, and MagCanica. Acquisition revenue was $60.2 million for the nine months ended September 30, 2026, and was primarily attributable to the aforementioned acquisitions, as well as revenue from Oldham for the six months ended June 30, 2026, for which there was no comparable revenue in the prior period.

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Gross profit	$306,085	$204,298	$803,529	$564,823
Gross margin	54.3%	49.2%	52.7%	47.3%

For the three months ended September 30, 2026 as compared to the 2025 period, gross profit increased by $101.8 million, or 49.8%, which was primarily due to improved operating leverage on higher volumes, and partially attributable to favorable price realization, reflecting continued operational execution across the business, and incremental gross profit from the acquisitions of Omnetics, Micro-Tronics, and MagCanica.

For the nine months ended September 30, 2026 as compared to the 2025 period, gross profit increased by $238.7 million, or 42.3%, which was primarily due to improved operating leverage on higher volumes, and partially attributable to favorable price realization, reflecting continued operational execution across the business. The increase was also partially attributable to a $11.9 million favorable change in amortization of inventory step-up from acquisitions, and incremental gross profit from the acquisitions of Oldham, Micro-Tronics, Omnetics, and MagCanica.

For both the three and nine months ended September 30, 2026 as compared to the 2025 period, gross margin increased primarily due to operational leverage on increased volumes and partially attributable to favorable price realization. Continued operational execution initiatives also supported margin expansion.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Selling, general and administrative expenses	$131,963	$77,252	$413,913	$226,456
Percentage of revenue	23.4%	18.6%	27.2%	18.9%

Selling, general and administrative expenses increased by $54.7 million, or 70.8%, for the three months ended September 30, 2026 as compared to the 2025 period. These increases were primarily driven by share-based compensation expense, expense related to the Jacksonville Business matter, and transaction and other deal-related costs.

Selling, general and administrative expenses increased by $187.5 million, or 82.8%, for the nine months ended September 30, 2026 as compared to the 2025 period. These increases were primarily driven by share-based compensation expense, transaction expenses recognized in connection with our IPO, Convertible-Related Tax Receivable Agreement expense, expense related to the Jacksonville Business matter, and transaction and other deal-related costs.

Amortization of Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Amortization of intangible assets	$40,694	$34,964	$113,001	$103,227
Percentage of revenue	7.2%	8.4%	7.4%	8.6%

Amortization of intangible assets increased by $5.7 million, or 16.4%, for the three months ended September 30, 2026 as compared to the 2025 period. Amortization of intangible assets increased by $9.8 million, or 9.5%, for the nine months ended September 30, 2026 as compared to the 2025 period. These increases were due to amortization related to acquired intangible assets.

Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Interest expense, net	$17,888	$48,259	$101,273	$173,875
Percentage of revenue	3.2%	11.6%	6.6%	14.5%

Interest expense, net decreased by $30.4 million, or 62.9%, for the three months ended September 30, 2026 as compared to the 2025 period, which was primarily due to the repayment of $946.0 million aggregate principal amount of debt in April 2026 using a portion of the proceeds from the IPO, favorable changes in fair value of the interest rate hedges, and lower interest rates.

Interest expense, net decreased by $72.6 million, or 41.8%, for the nine months ended September 30, 2026 as compared to the 2025 period, which was primarily due to the repayment of $946.0 million aggregate principal amount of debt in April 2026 using a portion of the proceeds from the IPO, favorable changes in fair value of the interest rate hedges and lower interest rates, partially offset by a $4.1 million favorable change in losses on extinguishment of debt.

Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Other (income) expense, net	$(4,194)	$(980)	$(11,990)	$(5,798)
Percentage of revenue	(0.7)%	(0.2)%	(0.8)%	(0.5)%

Other income, net increased by $3.2 million for the three months ended September 30, 2026 as compared to the 2025 period. Other income, net increased by $6.2 million for the nine months ended September 30, 2026 as compared to the 2025 period. These increases were primarily due to interest income.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Income tax expense	$36,021	$54,900	$55,219	$110,740
Percentage of revenue	6.4%	13.2%	3.6%	9.3%

Income tax expense decreased by $18.9 million for the three months ended September 30, 2026 as compared to the 2025 period. The Company's effective income tax rate was 30.1% for the three months ended September 30, 2026, compared to 122.5% for the three months ended September 30, 2025. The change in the effective tax rate was primarily due to IPO-related items, including share-based compensation expense in 2026, and primarily due to the mix of earnings and losses across jurisdictions subject to different tax rates in 2025.

Income tax expense decreased by $55.5 million for the nine months ended September 30, 2026 as compared to the 2025 period. The Company's effective income tax rate was 29.5% for the nine months ended September 30, 2026, compared to 165.1% for the nine months ended September 30, 2025. The change in the effective tax rate was primarily due to IPO-related items, including share-based compensation expense in 2026, and primarily due to the mix of earnings and losses across jurisdictions subject to different tax rates in 2025.

Segment Results

The following table presents revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Electronic Components
Segment Revenue(1)	$261,942	$185,683	$678,058	$533,640
Segment Adjusted EBITDA	$125,175	$73,399	$306,129	$217,783
Segment Adjusted EBITDA Margin(2)	47.8%	39.5%	45.1%	40.8%
Mechanical Components
Segment Revenue(1)	$302,046	$229,144	$845,516	$661,710
Segment Adjusted EBITDA	$135,679	$80,073	$353,829	$223,488
Segment Adjusted EBITDA Margin(2)	44.9%	34.9%	41.8%	33.8%

(1)
See "Note 5. Segment Information" for a reconciliation to the Company's consolidated revenue.
(2)
Segment Adjusted EBITDA Margin is calculated as Segment Adjusted EBITDA divided by segment revenue.

Electronic Components

Electronic Components segment revenue increased by $76.3 million, or 41.1%, for the three months ended September 30, 2026 as compared to the 2025 period. Electronic Components segment revenue increased by $144.4 million, or 27.1%, for the nine months ended September 30, 2026 as compared to the 2025 period. These increases were primarily due to higher revenue across our Industrial Technology and Defense and Space end markets driven by strong customer demand, and partially attributable to the acquisitions of Omnetics and MagCanica.

Electronic Components Segment Adjusted EBITDA increased by $51.8 million for the three months ended September 30, 2026 as compared to the 2025 period. Electronic Components Segment Adjusted EBITDA increased by $88.3 million for the nine months ended September 30, 2026 as compared to the 2025 period. These increases were primarily driven by increased operating leverage resulting from higher sales volumes, favorable pricing, continued operational efficiencies, and contributions from the acquisitions of Omnetics and MagCanica.

Mechanical Components

Mechanical Components segment revenue increased by $72.9 million or 31.8% for the three months ended September 30, 2026 as compared to the 2025 period. Mechanical Components segment revenue increased by $183.8 million or 27.8% for the nine months ended September 30, 2026 as compared to the 2025 period. These increases were primarily due to higher revenue across all of our end markets driven by strong customer demand, and partially attributable to the acquisitions of Oldham, Micro-Tronics, and Schatz.

Mechanical Components Segment Adjusted EBITDA increased by $55.6 million for the three months ended September 30, 2026 as compared to the 2025 period. Mechanical Components Segment Adjusted EBITDA increased by $130.3 million for the nine months ended September 30, 2026 as compared to the 2025 period. These increases were primarily driven by higher sales volumes, which increased operating leverage, favorable pricing, and continued execution of our operational strategy, including operational efficiencies and cost optimization initiatives. These increases were also partially attributable to the acquisitions of Oldham and Micro-Tronics.

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
•
Adjusted EBITDA and Adjusted EBITDA Margin exclude share-based compensation expense and certain related employer payroll taxes, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is defined as Net income (loss), adjusted for: (i) interest expense, net; (ii) income tax expense (benefit); (iii) depreciation and amortization; (iv) acquisition and integration costs; (v) restructuring costs; (vi) transaction and other deal related expenses; (vii) share-based compensation expense and certain related employer payroll taxes, and (viii) other non-recurring adjustments. Management defines Adjusted EBITDA Margin as Adjusted EBITDA divided by Revenue.

The following table sets forth a reconciliation of Net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Net income (loss)	$83,713	$(10,097)	$132,113	$(43,677)
Interest expense, net	17,888	48,259	101,273	173,875
Income tax expense	36,021	54,900	55,219	110,740
Depreciation and amortization	57,445	50,527	161,001	148,620
Acquisition and integration costs(1)	5,594	287	7,031	20,250
Restructuring costs(2)	—	1,772	270	4,247
Transaction and other deal related expenses(3)	11,256	3,035	20,300	7,990
Share-based compensation expense(4)	31,182	4,789	140,773	9,325
Other non-recurring adjustments(5)	12,842	—	24,654	9,901
Adjusted EBITDA	$255,941	$153,472	$642,634	$441,271
Adjusted EBITDA Margin	45.4%	37.0%	42.2%	36.9%

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
(4)
Represents the compensation expense under our share-based plans and deferred compensation plans. Includes $7.5 million for employer taxes related to vested RSUs for the nine months ended September 30, 2026.
(5)
Represents other income and expense adjustments that are non-recurring, non-operational, or not reflective of core performance, such as loss on disposal of assets, commercial commitments or legal settlements, income from transition services agreements and non-operational pension impacts. Includes $13.3 million of expense related to the Convertible-Related Tax Receivable Agreement for the nine months ended September 30, 2026, and $12.0 million of expense related to the Jacksonville Business matter for the three and nine months ended September 30, 2026.

Free Cash Flow and Free Cash Flow Conversion

We measure Free Cash Flow as Net cash provided by operating activities less Capital expenditures. Free Cash Flow Conversion is calculated as Free Cash Flow divided by Net income (loss). The following table sets forth a reconciliation of Net cash provided by operating activities, the most comparable GAAP financial measure, to Free Cash Flow for the periods presented:

	Nine Months Ended September 30,
(in thousands, except for percentages)	2026	2025
Net cash provided by operating activities	$343,496	$146,272
Less:
Capital expenditures	(41,837)	(30,241)
Free Cash Flow	$301,659	$116,031
Free Cash Flow Conversion	228.3%	265.7%

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash and cash equivalents, cash flows from our operating activities and borrowings under our credit agreements, including revolving credit facilities. In April 2026, the Company completed its IPO of shares of Class A common stock. Net proceeds from the IPO were $1,220.6 million, after deducting underwriting discounts, commissions and offering costs. A portion of the net proceeds was used to repay $946.0 million of outstanding indebtedness under the Company’s 2025 Term Loan, with the remainder to be used for working capital and general corporate purposes. Our principal historical liquidity requirements have been for acquisitions, capital expenditures, servicing indebtedness and working capital needs. As we continue to expand our business, we may require additional working capital in the future for increased costs, and although we believe that we will be able to fully fund our ongoing capital expenditures, working capital requirements and other capital needs for the foreseeable future through cash on hand and cash flows from our operating activities, we may choose to use borrowings under our credit facilities to finance our operating and investing activities. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our credit agreements will be sufficient to fund our cash requirements for at least the next twelve months.

As of September 30, 2026, we had $1,732.9 million of borrowings outstanding under the 2025 Term Loan, and a $201.0 million commitment under our delayed draw term loan (“DDTL”), all of which was undrawn as of September 30, 2026. We had no outstanding balance under our senior secured revolving credit facility (the “Revolving Credit Facility”, and together with the 2025 Term Loan and DDTL, the "Credit Facilities") and $3.7 million letters of credit outstanding, resulting in an available borrowing capacity of $396.3 million on the Revolving Credit Facility.

Cash Flows

The following table sets forth the major components of our unaudited condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$343,496	$146,272
Net cash used in investing activities	(379,075)	(180,689)
Net cash provided by financing activities	280,220	94,545

Operating Activities

Cash provided by operating activities increased by $197.2 million for the nine months ended September 30, 2026 compared to the 2025 period. This increase is primarily due to an increase in Net income, adjusted for non-cash items, of $271.6 million, partially offset by an increase in cash outflow from the cash impacts of changes in working capital of $57.9 million. Our overall decrease in working capital performance was primarily attributable to a decrease of $60.7 million in Accounts payable and Accrued expenses and other current liabilities for the timing and amount of vendor payments, an increase of $44.5 million in Accounts receivable primarily due to higher revenue, partially offset by a decrease of $40.2 million in Prepaid expenses and other current assets primarily due to income tax receivables and a decrease of $7.0 million in Inventory primarily due to lower purchasing activity. In addition to the decrease in overall working capital, cash outflow from net contract liabilities increased by $6.9 million, which was primarily due to the timing of progress billings.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $379.1 million, and related to $337.4 million cash consideration paid for acquisitions and $41.8 million of capital expenditures.

Net cash used in investing activities for the nine months ended September 30, 2025 was $180.7 million, and related to $152.6 million cash consideration paid for acquisitions and $30.2 million of capital expenditures.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $280.2 million, and primarily related to proceeds from the Company's IPO of $1,227.8 million, $25.0 million of proceeds from the issuance of debt, $11.3 million in contributions, and $6.5 million of proceeds from the settlement of related party notes receivable, partially offset by $952.8 million of debt repayments and $34.7 million of payments for employee tax withholding on share-based compensation awards.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $94.5 million, and primarily related to $72.0 million of proceeds from the issuance of debt, net of debt repayments and debt financing fees, $22.7 million in contributions, net of distributions, and $10.9 million of proceeds from issuance of members units, partially offset by $7.0 million of repayments of related party payables, and $3.0 million of issuances of related party notes receivables, net of settlements.

2025 Credit Agreement

On February 26, 2025, wholly-owned subsidiaries of the Arxis Businesses entered into the Credit Agreement with a consortium of banks, led by Citibank, N.A. Borrowings under the 2025 Term Loan mature on, and remaining commitments under the DDTL thereunder terminate on, February 26, 2032. In June 2026, the Company amended the 2025 Credit Agreement to reduce the applicable interest rate margin by 25 basis points, reduce the available commitments on the 2025 DDTL from $250.0 million to $201.0 million, and amend the prepayment schedule such that the outstanding principal amounts are due in full at maturity.

We may draw on the DDTL until February 26, 2027. Borrowings under the Revolving Credit Facility mature on, and remaining commitments under the Revolving Credit Facility terminate on, February 26, 2030. The Credit Agreement contains customary conditions on the availability of commitments thereunder, including that our consolidated first-lien net leverage ratio is below specified thresholds. The interest rates on borrowings under the Revolving Credit Facility, DDTL, and 2025 Term Loan are calculated in accordance with the Credit Agreement and based on our consolidated first-lien net leverage ratio. We have the right to prepay borrowings at any time, subject to certain prepayment premiums applicable in connection with prepayments resulting from certain repricing events. We are obligated to prepay borrowings under certain circumstances, including using excess cash flows and proceeds from certain asset sales, casualty events and from issuances or incurrences of certain indebtedness. The obligations under the Credit Agreement are guaranteed by the restricted subsidiaries of the borrowers and, pursuant to the related holdings guarantee, which is filed as an exhibit to the registration statement of which our Prospectus forms a part, by the holding companies of the borrowers, which holding companies are also our wholly-owned subsidiaries. The obligations under the Credit Agreement are secured by substantially all of our assets, which security interests are granted pursuant to the related security agreement, which is filed as an exhibit to the registration statement of our Prospectus.

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

The foregoing summary and description of certain provisions of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which is filed as an exhibit to the registration statement of the Prospectus.

Other Obligations and Commitments

We have future obligations under various contracts, including finance and operating leases. During the nine months ended September 30, 2026, there were no material changes to these obligations as described in our December 31, 2025 audited annual financial statements included in the Prospectus and as discussed under "2025 Credit Agreement" above.

In connection with the Reorganization and the issuance of convertible common stock, the Company entered into the Convertible-Related Tax Receivable Agreement ("TRA"), pursuant to which the Company is contractually obligated to pay 85% of the cash tax savings, if any, realized from compensation deductions related to the convertible common stock award and the related Section 83(b) election. As of September 30, 2026, the Company accrued $13.3 million related to its obligations under the TRA within Other long-term liabilities.

Off-Balance Sheet Arrangements

We remain the guarantor of specified obligations of the Jacksonville Business. The guarantee has no contractual cap. At September 30, 2026, we had accrued $21.0 million related to this matter. The Company may incur additional loss with respect to this matter if the Jacksonville Business fails to perform the contract, and the ultimate cash requirements and timing remain uncertain. See “Note 12. Commitments and Contingencies” for further discussion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facilities, which have a floating interest rate component. As of September 30, 2026, we had $1,732.9 million of variable-rate debt outstanding under the Credit Facilities. Before giving effect to our interest rate collars, a hypothetical 100 basis point increase or decrease in Term SOFR would increase or decrease our annual interest expense by $17.3 million. See “Liquidity and Capital Resources” in Management's Discussion and Analysis of Financial Condition and Results of Operations above.

We had $493.7 million in cash and cash equivalents as of September 30, 2026, which is held for working capital and general corporate purposes. We do not have restricted cash. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest-bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income.

We have entered into various interest rate agreements as economic hedges to certain of our floating rate debt. As of September 30, 2026, we had interest rate contracts with an aggregate notional amount of $1,779.0 million and aggregate fair value of $10.3 million. These interest rate agreements have expiration dates through December 2028.

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

Our revenue and operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the United Kingdom and Germany. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk, although we may choose to do so in the future. A 10% change in the British pound or the Euro for the three and nine months ended September 30, 2026, would not have resulted in a material impact on our operating results.

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

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On August 17, 2026, we completed our acquisition of Omnetics. We may not realize the anticipated benefits of the Omnetics Merger, and sales of shares by the holders of shares of our Class A common stock who received such shares as consideration in the Omnetics Merger could adversely affect the market price of our Class A common stock.

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

We have a significant amount of indebtedness. As of September 30, 2026, we had $1,733.6 million outstanding principal amount of indebtedness. Such indebtedness could have important consequences, including making it more difficult for us to satisfy our obligations with respect to our indebtedness; limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other general corporate requirements; increasing our borrowing costs; increasing our vulnerability to general economic downturns and adverse competitive and industry conditions; requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate requirements; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; placing us at a competitive disadvantage compared to competitors that have less debt; and impacting investors’ perception of us.

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

Contract accounting requires judgments related to assessing risks, including risks associated with estimating contract transaction prices and costs, assumptions for schedule and technical issues, customer-directed delays and reductions in scheduled deliveries and unfavorable resolutions of claims and contractual matters. Due to the size and nature of many of our contracts, the estimation of total costs at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; and consider incentives or penalties related to performance on contracts and include them in the variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the related uncertainty is resolved. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates could materially adversely affect our results of operations and financial condition.

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

As a public company, we are required to comply with such requirements and to furnish a report by management on the effectiveness of internal control over financial reporting.

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
•
engaging external advisors with expertise and experience in the review of complex transactions and who are specialists in technical accounting matters, who advised management on accounting and reporting for transactions impacting the nine months ended September 30, 2026; and
•
redesigning existing controls and implementing new controls to standardize accounting and reporting processes, including enhanced documentation and management review and approval requirements that clarify judgment criteria and accounting relevant to complex transactions.

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

The aerospace industry is highly regulated in the U.S. and in other countries. In order to sell our products, we and the products we manufacture must be certified by the U.S. Federal Aviation Administration, the DoW and similar agencies in foreign countries and by individual manufacturers. If any existing material authorizations or approvals were revoked or suspended, our business and reputation would be adversely affected. In addition, if new and more stringent government regulations are adopted or if industry oversight increases, we might incur significant expenses to comply with any new regulations or heightened industry oversight.

We are at times required to obtain approval to export our products from U.S. government agencies and similar agencies elsewhere in the world. U.S. laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the sanctions administered by the OFAC. EAR restricts the export of commercial and dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. Approval and license requirements change over time and could be affected by political factors and the then-current political environment. Failure to obtain required approval or licenses to export, or a determination by the U.S. government or similar agencies that we failed to receive required approvals or licenses to export, our products would eliminate or restrict our ability to sell our products and result in significant penalties, damages and fines and exclusion from future government contracts.

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

Risks Related to Our Class A Common Stock

We incur significant costs and devote substantial management time as a result of operating as a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and must comply with the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as SEC rules and regulations and stock exchange listing standards, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. If we are unable to satisfy our obligations as a public company, our Class A common stock could be delisted and we could be subject to fines, sanctions, regulatory action and lawsuits.

Operating as a public company also makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, on our board committees or as executive officers.

Our Sponsor has substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

We have four authorized series of common stock: Class A common stock, which is entitled to one vote per share on all matters on which our stockholders generally are entitled to vote; Class B common stock, which is entitled to twenty votes per share on all matters on which our stockholders generally are entitled to vote; Class C common stock, which is not entitled to vote on any matter on which our stockholders generally are entitled to vote, in each case, except as otherwise provided in our amended and restated certificate of incorporation (our "Certificate of Incorporation") or as required by applicable law; and convertible common stock which is entitled to vote on an as-converted basis in accordance with the terms set forth in our Certificate of Incorporation or as required by applicable law. Holders of our common stock vote together as a single class on all matters on which our stockholders generally are entitled to vote, except as otherwise provided in our Certificate of Incorporation or as required by applicable law. Our Sponsor beneficially owns common stock with 98.7% of the total voting power of our outstanding common stock (excluding the voting power of the convertible common stock). We have also entered into a stockholders agreement with our Sponsor, pursuant to which our Sponsor has certain director nomination rights, information rights and consent rights with respect to certain of our actions, including mergers and other extraordinary transactions, as long as our Sponsor and its permitted transferees beneficially own common stock representing at least 10% of the total voting power of our outstanding common stock. As a result, our Sponsor is able to control certain matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. Our Sponsor may also have interests that differ from yours and may vote or exercise its rights under the stockholders agreement in a way with which you disagree and which may be adverse to your interests. The concentration of voting power and the rights granted under the stockholders agreement may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our Company and might ultimately affect the market price of our Class A common stock.

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

The Convertible-Related Tax Receivable Agreement provides that (1) in the event that we breach any of our material obligations under the Convertible-Related Tax Receivable Agreement or (2) if, with the written approval of a majority of our independent directors, we elect an early termination of the Convertible-Related Tax Receivable Agreement, our obligations under the Convertible-Related Tax Receivable Agreement would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deduction subject to the Convertible-Related Tax Receivable Agreement. Because most of the deduction subject to the Convertible-Related Tax Receivable Agreement is expected to be utilized in the year of our IPO or the following year, we do not expect a breach or early termination election to meaningfully affect our obligations under the Convertible-Related Tax Receivable Agreement. However, it is possible that a payment under the Convertible-Related Tax Receivable Agreement in one of these situations could be made in advance of, and may be in excess of, the cash savings to which such a payment relates.

Our obligations under the Convertible-Related Tax Receivable Agreement apply with respect to any person that becomes a party to the Convertible-Related Tax Receivable Agreement in the future.

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

•
market conditions in the broader stock market in general, or in our industry in particular;
•
actual or anticipated fluctuations in our quarterly financial and operating results;
•
introduction of new products and services by us or our competitors;
•
issuance of new or changed securities analysts’ reports or recommendations;
•
sales of large blocks of our stock;
•
additions or departures of key personnel;
•
regulatory developments;
•
litigation and governmental investigations;
•
economic and political conditions or events; and
•
the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of Class A common stock in the public market, or the perception in the market that the holders of a large number of shares of Class A common stock (or securities convertible into shares of Class A common stock) intend to sell shares, could reduce the market price of our Class A common stock. As of September 30, 2026, we had 90,045,099 shares of Class A common stock outstanding, 340,676,783 shares of Class B common stock outstanding, no shares of Class C common stock outstanding and one share of convertible common stock outstanding. Certain of our shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times. Once such shares are no longer restricted, they may be sold in the market, including by persons who receive such shares upon distribution by entities affiliated with our Sponsor. Moreover, the holders of 340,676,783 shares of Class B common stock (or securities convertible into such shares of Class A common stock) are entitled to registration rights with respect to their shares. Registration of these shares under the Securities Act would enable the holders to sell these shares without restriction under the Securities Act upon the effectiveness of the registration statement. We have also registered all shares of Class A common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. If a substantial number of shares become available for sale or are sold in a short period of time, the market price of our Class A common stock could decline.

Some provisions of Delaware law and our Amended and Restated Certificate of Incorporation and bylaws may deter third parties from acquiring us.

Our Certificate of Incorporation and Amended and Restated Bylaws (our "Bylaws") provide for, among other things:

•
four series of common stock with disparate voting power;
•
after our Sponsor and its permitted transferees cease to beneficially own common stock representing a majority of the total voting power of our outstanding common stock, a staggered board;
•
restrictions on the ability of our stockholders to fill a vacancy on the board of directors;
•
the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•
after our Sponsor and its permitted transferees cease to beneficially own common stock representing a majority of the total voting power of our outstanding common stock, a prohibition on stockholder action by written consent, thereby requiring all actions to be taken at a duly called meeting of the stockholders;
•
supermajority approval to amend our Bylaws and certain provisions of our Certificate of Incorporation; and
•
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

On August 17, 2026, we closed on the transactions contemplated by the Agreement and Plan of Merger (the “Omnetics Merger”) with Orion Merger Sub, Inc., a Minnesota corporation and a wholly owned subsidiary of Arxis (the “Merger Sub”), Omnetics Connector Corporation, a Minnesota corporation (“Omnetics”), and Gary Jacobs, President of Omnetics, in his capacity as shareholder representative (the “Shareholder Representative”). These agreements were entered into on May 29, 2026 (the “Omnetics Merger Agreement”). The aggregate consideration for the Merger was based on an agreed enterprise value, which was $770.0 million, subject to customary closing adjustments.

(b) Use of Proceeds

As consideration for the Omnetics Merger, we issued 13,351,964 shares of Class A common stock, to the former shareholders of Omnetics (the “Omnetics Issuance”), and funded $8.0 million of cash escrow accounts pursuant to the Omnetics Merger Agreement. The Omnetics Issuance of the Company’s Class A common stock was made pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933. The proceeds received for the Omnetics Issuance were used to fund the Omnetics Merger.

(c) Repurchases of Capital Stock

We did not repurchase any shares of Arxis, Inc. Class A common stock, in open market purchases during the three months ended September 30, 2026.

ITEM 5. OTHER INFORMATION

On August 10, 2026, Kevin Perhamus, President, Chief Executive Officer and Director, entered into a 10b5-1 sales plan (the “Perhamus 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for the potential exercise of vested stock options and the associated sale of up to 185,000 shares of the Company’s Class A common stock. The Perhamus 10b5-1 Sales Plan will remain in effect until the earlier of (1) May 4, 2027, (2) the date on which all trades set forth in the Perhamus 10b5-1 Sales Plan have been executed, or (3) such time as the Perhamus 10b5-1 Sales Plan is otherwise terminated according to its terms.

On August 12, 2026, Ross Sealfon, President of the Mechanical Components Segment of the Company, entered into a 10b5-1 sales plan (the “Sealfon 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for the potential exercise of vested stock options and the associated sale of up to 180,000 shares of the Company’s Class A common stock. The Sealfon 10b5-1 Sales Plan will remain in effect until the earlier of (1) May 18, 2027, (2) the date on which all trades set forth in the Sealfon 10b5-1 Sales Plan have been executed, or (3) such time as the Sealfon 10b5-1 Sales Plan is otherwise terminated according to its terms.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number		Description	Form	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated May 29, 2026, by and among Arxis, Inc., OrionMerger Sub, Inc., Omnetics Connector Corporation, and Gary Jacobs	8-K	2.1	June 2, 2026
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	#	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	#	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	#	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished herewith.

# Filed electronically with the Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARXIS, INC.

By:	/s/ Azad Badakhsh
Azad Badakhsh
Chief Financial Officer and Treasurer

Dated: October 29, 2026